Form 10-Q
period 1995-03-31
VICTORIA BANKSHARES INC
filed 1995-05-15
CIK 103466

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

    For Quarter Ended March 31, 1995           Commission File Number 0-8037


                          VICTORIA BANKSHARES, INC.
            (Exact name of registrant as specified in its charter)

                  TEXAS                                       74-1756447
     (State or other jurisdiction of            (I.R.S.Employer Identification Number)
     incorporation or organization)

   One O'Connor Plaza, Victoria, Texas                           77902
(Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code:  (512)573-9432


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 1, 1995


  7,962,512 shares of common stock, $1.00 par value, issued and outstanding

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   VICTORIA BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                    March 31,           December 31,
                                                                                      1995                 1994
                                                                                  -----------           ----------
 ASSETS                                                                             (Unaudited)
 Cash and Due From Banks                                                          $  107,859            $  115,786
 Interest-Bearing Deposits with Banks                                                    102                   180
 Investment Securities Held to Maturity                                              712,824               750,595
 Investment Securities Available for Sale                                             97,655               107,227
                                                                                  -----------           ----------
     Total Investment Securities (Market Value of
     $800,266 in March, 1995 and $839,377 in
     December, 1994)                                                                 810,479               857,822
 Trading Accounts                                                                         88                   166
 Federal Funds Sold and Other Short-Term Investments                                 120,290               114,212
 Loans:
     Total Loans, Net of Unearned Discount                                           579,063               574,190
     Allowance for Loan Losses                                                        (9,869)               (9,882)
                                                                                  -----------           ----------
          Net Loans                                                                  569,194               564,308
 Premises and Equipment, Net                                                          42,529                41,620
 Other Real Estate and Other Loan Related Assets, Net                                    957                 1,007
 Other Assets                                                                         51,371                51,047
                                                                                  -----------           ----------

          TOTAL ASSETS                                                            $1,702,869            $1,746,148
                                                                                  ===========           ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
     Demand                                                                       $  333,943            $  362,553
     Interest-Bearing Transactional Accounts                                         582,432               611,870
     Time                                                                            536,081               489,064
                                                                                  -----------           ----------
          Total Deposits                                                           1,452,456             1,463,487
 Federal Funds Purchased and Short-Term Borrowings                                    55,872                96,198
 Long-term Debt                                                                        1,678                 1,720
 Other Liabilities                                                                    14,815                 9,678
                                                                                  -----------           ----------
          Total Liabilities                                                        1,524,821             1,571,083
                                                                                  -----------           ----------

 Stockholders' Equity:
     Preferred Stock - $1 Par Value; 1,000,000 Shares Authorized; None
        Outstanding                                                                        0                     0
     Common Stock - $1 Par Value; Authorized 35,000,000 Shares; Issued and
        Outstanding 7,962,512 at March 31, 1995 and December 31, 1994                  7,963                 7,963
     Surplus                                                                         107,987               107,987
     Unrealized Holding Losses, Net of Tax                                              (424)               (1,531)
     Retained Earnings                                                                62,522                60,646
                                                                                  -----------           ----------
          Total Stockholders' Equity                                                 178,048               175,065
                                                                                  -----------           ----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $1,702,869            $1,746,148
                                                                                  ===========           ===========


                   VICTORIA BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (In Thousands, Except For Per Share Amounts) (Unaudited)


                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                                    ----------------------
                                                                                                      1995          1994
                                                                                                    --------      --------
 INTEREST INCOME
 Interest and Fees on Loans                                                                         $13,416       $11,531
 Interest on Securities Held to Maturity                                                             10,030        10,347
 Interest on Securities Available for Sale                                                            1,372           868
 Interest on Trading Accounts                                                                             4            21
 Interest on Federal Funds Sold and Other Short-Term Investments                                      1,682         1,341
                                                                                                    --------      --------
      TOTAL INTEREST INCOME                                                                          26,504        24,108
                                                                                                    --------      --------

 INTEREST EXPENSE
 Interest-Bearing Transactional Accounts                                                              3,941         3,473
 Time Deposits                                                                                        5,771         4,095
 Federal Funds Purchased and Short-Term Borrowings                                                    1,131           905
 Long-Term Debt                                                                                          27             0
                                                                                                    --------      --------
      TOTAL INTEREST EXPENSE                                                                         10,870         8,473
                                                                                                    --------      --------
 NET INTEREST INCOME                                                                                 15,634        15,635
   Provision for Loan Losses                                                                              0             0
                                                                                                    --------      --------
 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                                 15,634        15,635
                                                                                                    --------      --------

 NONINTEREST INCOME
 Service Charges and Other Fees                                                                       3,683         3,555
 Trust Services Income                                                                                1,686         1,201
 Data Processing Income                                                                                 714           801
 Securities Gains (Losses)                                                                              131           (37)
 Other Operating Income                                                                                 781         1,072
                                                                                                    --------      --------
      TOTAL NONINTEREST INCOME                                                                        6,995         6,592
                                                                                                    --------      --------

 NONINTEREST EXPENSE
 Salaries, Wages and Employee Benefits                                                                8,805         8,053
 Net Occupancy Expense                                                                                1,766         1,373
 Equipment Rental, Depreciation and Maintenance                                                       1,088         1,130
 FDIC Insurance                                                                                         802           804
 Other Operating Expense                                                                              4,425         4,377
                                                                                                    --------      --------
      TOTAL NONINTEREST EXPENSE                                                                      16,886        15,737
                                                                                                    --------      --------
 INCOME BEFORE INCOME TAXES                                                                           5,743         6,490
   Federal Income Tax Provision                                                                       1,877         2,298
                                                                                                    --------      --------
 NET INCOME                                                                                         $ 3,866       $ 4,192
                                                                                                    ========      ========

 PRIMARY EARNINGS PER SHARE                                                                         $  0.49       $  0.53
                                                                                                    ========      ========



                   VICTORIA BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands)(Unaudited)


                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                          --------------------------
                                                                                             1995            1994
                                                                                          ---------       ----------
 OPERATING ACTIVITIES
 Net Income                                                                               $  3,866         $  4,192
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
         Depreciation and Amortization                                                       2,295            2,500
         Realized Security (Gains) Losses                                                     (131)              37
         Decrease (Increase) in Trading Account Securities                                      78           (1,665)
         Origination of Available for Sale Loans                                            (1,308)            (317)
         Proceeds from Sale of Available for Sale Loans                                      3,172            8,601
         Increase (Decrease) in Accrued Receivables                                           (954)             493
         Decrease in Accrued Payables                                                        4,540            1,320
                                                                                          ---------       ----------
   Net Cash Provided by Operating Activities                                                11,558           15,161
 INVESTING ACTIVITIES
 Proceeds from Maturities of Investment Securities
   Held to Maturity                                                                         64,210           85,738
 Proceeds from Maturities of Investment Securities
   Available for Sale                                                                          845                0
 Proceeds from Sales of Investment Securities
   Available for Sale                                                                       14,686           19,946
 Purchase of Investment Securities Held to Maturity                                        (30,507)         (31,887)
 Purchase of Investment Securities Available for Sale                                       (1,122)         (25,823)
 Net Increase in Federal Funds Sold                                                         (6,078)         (60,738)
 Net Decrease in Other Short-Term Investments                                                   85              377
 Net Increase in Loans Held for Investment                                                  (6,492)         (22,734)
 Proceeds from Sales of Premises and Equipment                                                 434              630
 Purchases of Premises and Equipment                                                        (2,234)          (1,185)
                                                                                         ----------       ----------
   Net Cash Provided (Used) by Investing Activities                                         33,827          (35,676)
 FINANCING ACTIVITIES
 Net Decrease in Transactional Accounts                                                    (58,048)         (10,104)
 Net Increase (Decrease) in Time Deposits                                                   47,017           (6,756)
 Net Increase (Decrease) in Federal Funds Purchased                                        (30,075)             275
 Net Decrease in Other Short-Term Borrowings                                               (10,252)          (1,941)
 Payment of Long-term Debt                                                                     (41)               0
 Cash Dividends                                                                             (1,991)          (1,029)
                                                                                         ----------        ---------
   Net Cash Used by Financing Activities                                                   (53,390)         (19,555)
 Decrease in Cash and Cash Equivalents                                                      (8,005)         (40,070)
   Cash and Cash Equivalents at Beginning of Period:
      Cash and Due From Banks                                                              115,786          145,367
      Interest-Bearing Deposits with Banks                                                     180              147
                                                                                         ----------       ----------
         Total                                                                             115,966          145,514
   Cash and Cash Equivalents at End of Period:
      Cash and Due From Banks                                                              107,859          105,036
      Interest-Bearing Deposits with Banks                                                     102              408
                                                                                         ----------       ----------
         Total                                                                           $ 107,961        $ 105,444
                                                                                         ==========       ==========
 Supplementary Information to Statements of Cash
         Flows:
      Interest Expense Payments                                                          $  10,332        $   8,630
      Federal Income Tax Payments                                                        $       0        $       0


                   VICTORIA BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make a fair presentation of the results of the interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company's latest Annual Report on Form 10-K. On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("SFAS 118"). Together, these standards require that when a loan is impaired, a creditor shall measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the fair value of the collateral if the loan is collateral dependent or the loan's observable market price. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The adoption of this accounting standard did not have a material effect on the Company's financial position or results of operations since the Company's previous recognition and measurement policies regarding nonperforming loans were materially consistent with the accounting requirements for impaired loans.

(2)      Principles of Consolidation

         The consolidated financial statements for the Company include the accounts of Victoria Bankshares, Inc., its subsidiary bank, and its nonbanking subsidiaries, consolidated in accordance with generally accepted accounting principles. All major items of income and expense are recorded on the accrual basis of accounting, and all significant intercompany accounts and transactions have been eliminated. In the opinion of Management, the financial statements present fairly the results of the periods presented. These statements have not been examined by independent public accountants and are subject to year-end audit and adjustment. Certain reclassifications have been made to prior period amounts to conform with current period presentations.

(3)      Allowance for Loan Losses

         An analysis of the allowance for loan losses for the three months ended March 31, 1995 and 1994, follows (in thousands):

                                                                                     March 31,
                                                                             -----------------------
                                                                               1995           1994
                                                                             --------       --------
              Balance at beginning of period                                 $ 9,882        $ 9,738
              Provision charged to operating expense                               0              0
              Loans charged off                                                 (234)          (161)
              Recoveries                                                         221            173
                                                                             --------       --------

              Balance at end of period                                       $ 9,869        $ 9,750
                                                                             ========       ========

         On January 1, 1995, the Company adopted SFAS 114 as amended by SFAS
         118. The Company has measured the impairment related to substantially all of its impaired loans using the fair value of the loan's collateral. The Company classifies loans as impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans which are 90 days or over past due are considered impaired loans unless they are well secured and are in the process of collection. Amounts received on impaired loans are applied, for financial accounting purposes, first to principal and then to interest after all principal has been collected. The Company had previously measured the allowance for credit losses using methods similar to the prescribed method in SFAS No. 114. As a result, no additional provision was required by the adoption of this pronouncement.

         At March 31, 1995, the recorded investment in loans that are considered impaired was $8.3 million. Included in this amount were $3.0 million of impaired loans for which the related allowance for loan losses was $1.3 million. Impaired loans of $5.3 million were carried at fair value and as a result do not have a related allowance for loan losses. The average recorded investment in impaired loans during the three months ended March 31, 1995, was approximately $8.4 million.

         The balance and the effect on interest income of impaired and restructured loans by category for the three months ended March 31, 1995, are as follows. Due to the performing status of the troubled debt restructurings as of the adoption of SFAS 114 they are not considered impaired and, therefore, are presented separately in the following table (in thousands):

                                                                                March 31, 1995
                                                                      ------------------------------------
                                                                      Impaired                Restructured
                                                                      --------                ------------
         Principal amount at March 31, 1995                           $ 8,260                   $   607
                                                                      ========                  ========
         Gross amount of interest that would
           have been recorded at original rate                            197                        15
         Amount of payments reflected in income                           161                        10
                                                                      --------                  --------

         Net impact on interest income                                $    36                   $     5
                                                                      ========                  ========


         At March 31, 1995 and 1994, the Company had $607 thousand and $617 thousand, respectively, of loans that resulted from troubled debt restructurings.

(4)      Allowance for Foreclosed Assets

         An analysis of the allowance for foreclosed assets for the three months ended March 31, 1995 and 1994 follows (in thousands):

                                                                                    March 31,
                                                                          ------------------------------
                                                                            1995                 1994
                                                                          ---------            ---------
              Balance at Beginning of Period                              $    119             $    159
              Provision Charged to Operating Expense                             0                    0
              Losses Charged to the Allowance                                   (1)                  (3)
                                                                          ---------            ---------
              Balance at the End of Period                                $    118             $    156
                                                                          =========            =========

         Foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. In accordance with SFAS 114 as amended, loan balances and income/expense related to loans previously classified as in-substance foreclosure, but for which the Company had not taken possession of the collateral, have been reclassified to loans for all periods presented. As of the periods presented, there were no in-substance foreclosures for which the Company had taken possession of the collateral included in foreclosed assets.

(5)      Investment Securities

         Investment securities are classified in one of three categories:

         Held to Maturity. These securities are stated at cost adjusted for amortization of premium and accretion of discount on a level yield basis. Temporary changes in the market value of these investment securities are not recognized since it is Management's intention and the Company has the ability to hold these securities to maturity.

         Available for Sale. These securities are stated at cost adjusted for market value fluctuations and the amortization of premium and accretion of discount on a level yield basis. Unrealized gains and losses created by changes in the market values of these securities are recognized as an adjustment to stockholders' equity, net of tax. The specific historical cost method is used in determining realized gains and losses from the sale of securities.

         Trading Accounts. Trading account assets are carried at market value. Realized and unrealized gains and losses on trading accounts are recognized currently in other operating income.

         During the first three months of 1995, the Company had proceeds from sales of investment securities available for sale of $14.7 million, which includes net realized gains of $131 thousand. There were no transfers between the held to maturity and the available for sale category during the first three months of 1995 or 1994. The following table shows as of March 31 1995, the distribution of the Company's investment securities (in thousands):

                                                             Due            Due
                                               Due        After One      After Five        Due
                                              Within      But Within     But Within       After
                                             One Year     Five Years     Ten Years      Ten Years      Total
                                             --------     ----------     ----------     ---------     -------
         Amortized Cost:
           Securities Held to Maturity       $194,432      $361,184        $44,770      $112,438      $712,824
           Securities Available for Sale       61,114        33,998          1,610         1,583        98,305
                                             --------      --------        -------      --------      --------
             Total                            255,546       395,182         46,380       114,021       811,129

         Market Value                         253,699       387,968         45,740       112,859       800,266


(6)      Common Stock and Retained Earnings

         Primary earnings per share were computed using the weighted average number of shares of common stock outstanding. The weighted average number of shares was 7,962,512 for the three months ended March 31, 1995 and 7,915,621 for the three months ended March 31, 1994.

         The Company maintains a Stock Option Plan, which was originated in 1991, pursuant to which a total of 300,000 shares of the Company's common stock has been reserved for issuance. To date, options to acquire 279,839 shares of common stock have been granted and 232,948 remain outstanding. The stock options did not have a material dilutive effect on the calculation of earnings per share and were, therefore, not included in such calculations.

(7)      Federal Income Taxes

         At March 31, 1995, the Company's provision for federal income taxes was $1.9 million compared to $2.3 million at March 31, 1994. The Company's net deferred tax asset balance at March 31, 1995, was $1.3 million. This net deferred tax asset is composed of the expected tax benefit from the reversal of temporary differences between tax and book net income. The existing net temporary differences will reverse during future periods. The Company has not recorded a valuation allowance against the deferred tax asset because it expects to fully utilize these future benefits.

         The provision for federal income tax was as follows (in thousands):

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                           -------------------------------
                                                                             1995                    1994
                                                                           -------                  ------
         Current Expense                                                   $ 1,663                  $2,075
         Deferred Expense                                                      214                     223
                                                                           -------                  ------
           Total Tax Provision                                             $ 1,877                  $2,298
                                                                           =======                  ======


         Taxes provided on consolidated income for the three months ended March 31, 1995 and 1994, were different than the amount computed by applying the U. S. federal income tax statutory rate for the reasons noted below (dollars in thousands):

                                                                          March 31,
                                                  ---------------------------------------------------------
                                                           1995                             1994
                                                  -------------------------         -----------------------
                                                                 Percent of                      Percent of
                                                                   Pretax                          Pretax
                                                  Amount           Income           Amount         Income
                                                  -------        ----------         -------      ---------
         Tax Provision Computed
           at the Statutory Rate                  $ 2,010            35%            $ 2,272          35%
         Increase (Decrease) in
           Provision Resulting From:
           Tax Exempt Interest                       (173)           (3%)               (38)         (1%)
           Other                                       40             1%                 64           1%
                                                  --------       --------           --------     --------

         Total Tax Provision                      $ 1,877            33%            $ 2,298          35%
                                                  ========       ========           ========     ========

         The components of and changes in the net deferred tax asset were as follows (in thousands):

                                                                               Deferred
                                                           January 1,          (Expense)        March 31,
                                                              1995              Benefit            1995
                                                           -----------         ---------       -----------
         Net Tax Depreciation In Excess
           of Book                                          $(1,881)           $  (26)            $(1,907)
         Discount Accretion                                     (10)                0                 (10)
         Other Real Estate Provisions
           In Excess of Realized Losses                         508                 0                 508
         Net Charge-Offs in Excess of
           Provision for Loan Losses                          3,072                (4)              3,068
         Other Temporary Differences, Net                      (191)             (184)               (375)
                                                            --------           -------            --------
         Total Deferred Tax Asset                             1,498              (214)              1,284
           Valuation Allowance                                    0                 0                   0
                                                            --------           -------            --------
         Deferred Tax Asset, Net                            $ 1,498            $ (214)            $ 1,284
                                                            ========           =======            ========

(8)      Statements of Cash Flows

         For purposes of the statements of cash flows, the Company defines cash and due from banks as cash and cash equivalents. Investment securities held to maturity sold within 90 days of the stated maturity have been treated as in-substance maturities. Also treated as in-substance maturities are the investment securities in which the Company has collected at least 85% of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in installments over its term.

(9)      Commitments and Contingencies

         In the normal course of the subsidiaries' business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. These instruments involve elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets, but are limited to their notional amounts. At March 31, 1995, the Company had outstanding standby letters of credit of approximately $3,375,000 and commitments to extend credit of approximately $154,788,000, which included $83,600,000 of commitments to correspondent banks for federal fund lines. The credit risks involved in these instruments are essentially the same as those involved in extending loan facilities to customers. The Company uses the same credit policies in making commitments and conditional obligations as it does for normal balance sheet instruments. The Company also has a contingent liability with respect to the remaining balance of $7.2 million in student loans that the Company sold with recourse in 1993. The Company has provided for possible credit risk in each of the above transactions in its allowance for loan losses and does not anticipate losses in excess of such reserve as a result of these transactions.

         The Company is involved in various legal proceedings that are in various stages of litigation by the Company and its legal counsel. Some of these actions allege "lender liability" claims on a variety of theories and claim substantial actual and punitive damages. The Company has determined, based on discussions with its counsel, that any material loss in such action, individually or in the aggregate, is remote or the damages sought, even if fully recovered, would not be considered material. However, many of these matters are in various stages of proceedings and further developments could cause Management to revise its assessment of these matters.

(10)     Acquisitions

         On January 12, 1995, the Company entered into a definitive merger agreement with United Bancshares, Inc., parent company of Rosenberg Bank & Trust in Rosenberg, Texas. Rosenberg Bank & Trust had $68.3 million in total assets at December 31, 1994, and three branches in Fort Bend County, Texas. The merger is expected to be a stock-for-stock exchange transaction, subject to the customary conditions to closing, with the closing date to be scheduled upon approval by the shareholders of United Bancshares, Inc., and state and federal banking regulators. The Company expects to account for this merger as a pooling of interests.

         On April 27, 1995, the Company entered into an agreement with Cattlemen's Financial Services, Inc., that is expected to result in the combination of their principal subsidiaries, Victoria Bank & Trust and Cattlemen's State Bank. The transaction is conditional upon final approvals by the shareholders of Cattlemen's Financial Services, Inc., and state and federal banking regulators. Cattlemen's State Bank has approximately $110 million in total assets and two branches. This acquisition is expected to be a cash transaction accounted for as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion highlights the major changes affecting the operations and financial condition of Victoria Bankshares, Inc., and its subsidiaries (the "Company") for the three months ended March 31, 1995.

OVERVIEW OF OPERATIONS

The Company reported net income of $3.9 million or $0.49 per share for the first quarter of 1995 compared to net income of $4.2 million or $0.53 per share reported for the same period in 1994. The decline in net income is primarily attributable to steadily rising interest rates. The continuous tightening of monetary policy by the Federal Reserve is impacting net interest income by negatively affecting funding costs, deposit mix, and volumes of alternative funding. The market-driven interest rate spread between yields on new loans and rates on new deposits has narrowed substantially causing additional pressure on net interest income. Expenses related to acquisitions and health insurance costs have partially offset the Company's progress towards improved efficiency.

On January 12, 1995, the Company entered into a definitive merger agreement with United Bancshares, Inc., parent company of Rosenberg Bank & Trust in Rosenberg, Texas. At the end of 1994 Rosenberg Bank & Trust had $68.3 million in total assets and three branches in Fort Bend County, Texas. The merger is expected to be a stock-for-stock exchange transaction, subject to the customary conditions to closing with the closing date to be scheduled upon approval by the shareholders of United Bancshares, Inc., and state and federal banking regulators, which is expected to occur in the second quarter of 1995.

On April 27, 1995, the Company entered into an agreement with Cattlemen's Financial Services, Inc., that is expected to result in the combination of their principal subsidiaries, Victoria Bank & Trust and Cattlemen's State Bank. The transaction is conditional upon final approvals by the shareholders of Cattlemen's Financial Services, Inc., and state and federal banking regulators. Cattlemen's State Bank has approximately $110 million in total assets and two branches. This acquisition is expected to be a cash transaction accounted for as a purchase.

NET INTEREST INCOME

Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Net interest income was flat between years being $15.6 million for both the first three months of 1995 and 1994. The positive effect of improved asset quality and loan growth was offset by decreased volume of funding sources.

The interest income on certain loans and investment securities is not subject to Federal income tax. So that interest and rates on these types of assets can be meaningfully compared to those that are taxable, an adjustment for taxable equivalency, net of the estimated effect of interest expense disallowed, is added to interest income. The taxable-equivalent adjustment was calculated using the statutory Federal income tax rate of 35 percent. Taxable-equivalent interest income for the three months ended March 31, 1995, March 31, 1994, and December 31, 1994, is as follows (in thousands):

                                                                      Three Months Ended
                                                 --------------------------------------------------------
                                                   March 31,              March 31,          December 31,
                                                     1995                   1994                  1994
                                                 -------------          ------------         ------------
Interest Income-Book Basis                          $ 26,504              $24,108               $ 26,395
Add Taxable-Equivalent
 Interest Income                                         201                   47                    202
                                                    --------              -------               --------
Interest Income-Taxable
 Equivalent Basis                                     26,705               24,155                 26,597
Interest Expense                                      10,870                8,473                 10,382
                                                    --------              -------               --------
Net Interest Income-Taxable
  Equivalent Basis                                  $ 15,835              $15,682               $ 16,215
                                                    ========              =======               ========

Net interest income on a tax equivalent basis for the three months ended March 31, 1995, was $15.8 million, an increase of $153 thousand or 0.9% from the net interest income of $15.7 million for the three months of 1994. The net interest spread is the difference between the average rates on interest-earning assets and the average rates on interest-bearing liabilities. The interest rate margin represents net interest income divided by average earning assets. These ratios can also be used to analyze net interest income. Since a significant portion of the Company's funding is derived from interest-free sources, primarily demand deposits and total stockholders' equity, the effective rate for all funding sources is lower than the rate paid on interest-bearing liabilities alone. For the three months ended March 31, 1995, the net interest spread was 3.41% and the net interest margin was 4.24% compared to 3.41% and 4.05%, respectively. The average interest rate received on earning assets and the average rate paid on interest-bearing liabilities both increased 90 basis points when compared to the first three months of 1994.

When comparing the three months ended March 31, 1995, to the three months ended December 31, 1994, net interest income decreased $380 thousand even though both the net interest spread and net interest margin increased. The 2.0% decrease in the volume of earning assets was the primary cause of the decrease in interest income.

The following tables show the calculation of the interest rate margin and interest rate spread (dollars in thousands):

                                                   Three Months Ended                        Three Months Ended
                                                     March 31, 1995                            March 31, 1994
                                       ---------------------------------------    ------------------------------------
                                         Average                      Average       Average                    Average
Assets                                   Balance        Interest        Rate        Balance        Interest     Rate
- ------                                 ----------       --------      -------     ----------       --------    -------
Interest-Earning Assets:
  Loans, Net of Unearned Discount(1)   $  574,727       $ 13,429       9.48%      $  535,903       $ 11,543       8.74%
  Investment Securities
     Held to Maturity:
     Government, Agency & Other (2)       693,043          9,626       5.59%         779,776         10,274       5.17%
     State, County & Municipal (1)         33,125            560       6.85%           3,597            108      12.14%
  Investment Securities
     Available for Sale (1)(3)            105,366          1,404       5.40%          88,990            868       3.96%
  Trading Accounts                            268              4       6.05%           1,652             21       5.21%
  Federal Funds Sold and
     Short-Term Investments               109,622          1,682       6.22%         159,142          1,341       3.42%
                                       -----------      ---------                 -----------      ---------

       Total Interest-Earning Assets    1,516,151         26,705       7.14%       1,569,060         24,155       6.24%

Noninterest-Earning Assets:
  Cash and Due From Banks                 117,541                                    127,843
  Other Assets                             95,637                                     84,595
  Allowance for Loan Losses                (9,921)                                    (9,764)
                                       -----------                                -----------

       Total Assets                    $1,719,408                                 $1,771,734
                                       ===========                                ===========

Liabilities and Stockholders' Equity
- ------------------------------------
Interest-Bearing Liabilities:
  Interest-Bearing Transactional
     Accounts                          $  599,604       $  3,941       2.67%      $  619,236       $  3,473       2.27%
  Time Deposits                           498,444          5,771       4.70%         475,254          4,095       3.49%
  Federal Funds Purchased and
     Short-Term Borrowings                 81,407          1,131       5.63%         120,861            905       3.04%
  Long-Term Debt                            1,814             27       6.41%               0              0       0.00%
                                       -----------      --------                  -----------      ---------

         Total Interest-Bearing
         Liabilities                    1,181,269         10,870       3.73%       1,215,351          8,473       2.83%

Noninterest-Bearing Liabilities:
  Demand Deposits                         350,832                                    383,507
  Other Liabilities (3)                     9,115                                      8,117
                                       -----------                                -----------
    Total Liabilities                   1,541,216                                  1,606,975

Stockholders' Equity (3)                  178,192                                    164,759
                                       -----------                                -----------

         Total Liabilities and
         Stockholders' Equity          $1,719,408                                 $1,771,734
                                       ===========                                ===========

Net Interest Income                                     $ 15,835                                   $ 15,682
                                                        ========                                   =========

Net Interest Spread                                                    3.41%                                      3.41%
                                                                      ======                                     ======

Interest Rate Margin                                                   4.24%                                      4.05%
                                                                      ======                                     ======

(1) Interest and rates on loans and securities which are nontaxable for Federal income tax purposes are presented on a taxable equivalent basis using a rate of 35%.
(2)  Includes interest-bearing deposits with other banks.
(3) The average balance has been adjusted to exclude the effect of Statement of Financial Accounting Standards No. 115.

                                                   Three Months Ended                      Three Months Ended
                                                     March 31, 1995                          December 31, 1994
                                       --------------------------------------     ------------------------------------
                                         Average                      Average       Average                    Average
Assets                                   Balance        Interest        Rate        Balance        Interest      Rate
- ------                                 ----------       --------      -------     ----------       --------     ------
Interest-Earning Assets:
  Loans, Net of Unearned Discount(1)   $  574,727       $ 13,429       9.48%      $  570,951       $ 13,290       9.23%
  Investment Securities
    Held to Maturity
    Government, Agency & Other (2)        693,043          9,626       5.59%         719,759          9,736       5.39%
    State, County & Municipal (1)          33,125            560       6.85%          32,192            577       7.11%
  Investment Securities Available
    for Sale (1)(3)                       105,366          1,404       5.40%         103,718          1,339       5.12%
  Trading Accounts                            268              4       6.05%             362              5       5.48%
  Federal Funds Sold and
    Short-Term Investments                109,622          1,682       6.22%         120,368          1,650       5.44%
                                       -----------      ---------     ------      -----------      ---------

       Total Interest-Earning Assets    1,516,151         26,705       7.14%       1,547,350         26,597       6.82%

Noninterest-Earning Assets:
  Cash and Due From Banks                 117,541                                    115,719
  Other Assets                             95,637                                     92,029
  Allowance for Loan Losses                (9,921)                                    (9,880)
                                       -----------                                -----------

       Total Assets                    $1,719,408                                 $1,745,218
                                       ===========                                ===========

Liabilities and Stockholders' Equity
- ------------------------------------
Interest-Bearing Liabilities:
  Interest-Bearing Transactional
    Accounts                           $  599,604       $  3,941       2.67%      $  611,067       $  3,975       2.58%
  Time Deposits                           498,444          5,771       4.70%         485,534          5,191       4.24%
  Federal Funds Purchased and
    Short-Term Borrowings                  81,407          1,131       5.63%          95,765          1,188       4.92%
  Long-Term Debt                            1,814             27       6.41%           1,734             28       6.41%
                                       -----------      --------                  -----------      --------

       Total Interest-Bearing
       Liabilities                      1,181,269         10,870       3.73%       1,194,100         10,382       3.45%

Noninterest-Bearing Liabilities:
  Demand Deposits                         350,832                                    365,220
  Other Liabilities (3)                     9,115                                     10,877
                                       -----------                                -----------

       Total Liabilities                1,541,216                                  1,570,197

Stockholders' Equity (3)                  178,192                                    175,021
                                       -----------                                -----------

       Total Liabilities and
       Stockholders' Equity            $1,719,408                                 $1,745,218
                                       ===========                                ===========

Net Interest Income                                     $ 15,835                                   $ 16,215
                                                        ========                                   ========

Net Interest Spread                                                    3.41%                                      3.37%
                                                                      ======                                     ======

Interest Rate Margin                                                   4.24%                                      4.16%
                                                                      ======                                     ======

(1) Interest and rates on loans and securities which are nontaxable for Federal income tax purposes are presented on a taxable equivalent basis using a rate of 35%.
(2)  Includes interest-bearing deposits with other banks.
(3) The average balance has been adjusted to exclude the effect of Statement of Financial Accounting Standards No. 115.

The amount of net interest income is the result of the relationship between the volume of interest-earning assets and the rates earned, and the volume of interest-bearing liabilities and the rates paid. The rate and volume components associated with interest-earning assets and interest-bearing liabilities can be segregated from each other to analyze the impact of these components on the period changes in net interest income. Rate/volume variances have been allocated to each category of interest-earning assets and interest-bearing liabilities based on the percentage impact of rate and volume on the total change of both components. Because of changes in the total mix of the categories of interest-earning assets and interest-bearing liabilities, the computations for each of the components does not equal the calculation for interest-earning assets as a total and interest-bearing liabilities as a total. The following tables analyze the changes attributable to the rate and volume components of net interest income (in thousands):


                                               THREE MONTHS ENDED
                                         MARCH 31, 1995/MARCH 31, 1994                             Total
                                                    (IN THOUSANDS)                                  Net
                                      Increase (Decrease)          Due To Change In               Increase
                                      Average Volume                 Average Rate                (Decrease)
                                      ---------------------------------------------------------------------

Interest Income:
  Loans                                  $     869                    $  1,017                   $ 1,886
  Investment Securities
    Held to Maturity                          (689)                        493                      (196)
  Investment Securities
    Available for Sale                         156                         380                       536
  Trading Accounts                             (22)                          5                       (17)
  Federal Funds Sold and
    Short-Term Investments                    (511)                        852                       341
    Interest-Earning Assets
      as a Total                              (845)                      3,395                     2,550

Interest Expense:
  Interest-Bearing
    Transactional Accounts                    (113)                        581                       468
  Time Deposits                                208                       1,468                     1,676
  Federal Funds Purchased and
    Short-term Borrowings                     (365)                        591                       226
  Long-term Debt                                 0                          27                        27
    Interest-Bearing Liabilities
      as a Total                              (238)                      2,635                     2,397

Net Interest Income                           (607)                        760                       153


The paragraphs below describe the change in net interest income attributable to rate and volume when comparing the three months ended March 31, 1995 to the three months ended March 31, 1994.

The decrease in net interest income due to change in average volume is attributable to a 3.4% decrease in the average volume of earning assets. The decrease in average volume due to investment securities held to maturity and fed funds sold in short-term investments more than offset the effect of the increase in average loan volume. The volume of interest-bearing liabilities decreased

2.8% as the effect of the decrease in volume of federal funds purchased and short-term borrowings and interest-bearing transactional accounts was only partially offset by the effect of the increase in higher costing in time deposits.

The increase in net interest income attributable to average rate resulted as the effect of the increase in average rate on interest-earning assets exceeded the effect of the increase in rates on interest-bearing liabilities.

                                                 THREE MONTHS ENDED
                                         MARCH 31, 1995/DECEMBER 31, 1994                          Total
                                                  (IN THOUSANDS)                                    Net
                                      Increase (Decrease)          Due To Change In               Increase
                                      Average Volume                 Average Rate                (Decrease)
                                      ---------------------------------------------------------------------
Interest Income:
  Loans                                  $      87                    $     52                   $    139
  Investment Securities
    Held to Maturity                          (346)                        219                       (127)
  Investment Securities
    Available for Sale                          (1)                         66                         65
  Trading Accounts                              (1)                          0                         (1)
  Federal Funds Sold and
    Short-Term Investments                    (153)                        185                         32
    Interest-Earning Assets
      as a Total                              (565)                        673                        108

Interest Expense:
  Interest-Bearing
    Transactional Accounts                     (74)                         40                        (34)
  Time Deposits                                138                         442                        580
  Federal Funds Purchased and
    Short-term Borrowings                     (188)                        131                        (57)
  Long-term Debt                                 2                          (3)                        (1)
    Interest-bearing Liabilities
      as a Total                              (111)                        599                        488

Net Interest Income                           (454)                         74                       (380)

The paragraphs below describe the change in net interest income attributable to rate and volume when comparing the three months ended March 31, 1995, to the three months ended December 31, 1994.

The decrease in net interest income due to average volume was attributable to a 2.0% decrease in average-earning assets. The effect of the increase due to the increase in loan volume was more than offset by the effect of the decrease in the average volume of investment securities held to maturity and federal funds sold in short-term investments. Interest-bearing liabilities decreased 1.1%. The effect of the decrease of interest-bearing transactional accounts and federal funds purchased and short-term borrowings was only partially offset by the increase in time deposits.

The increase in net interest income attributable to change in average rate resulted as the average rate on earning assets was more responsive to the increase in market rates than the average rate on interest-bearing liabilities.

The Company anticipates continued increase in loan volume due to the strength of regional economy and the rate on investment securities held to maturity to continue to increase as upcoming maturities will be reinvested at higher rates. A potential offset of these positive trends would be an increase in the cost of deposits as customers move from lower costing demand deposits and interest-bearing transactional accounts to higher costing time deposits.

PROVISION FOR LOAN LOSSES

Management determines an appropriate provision for loan losses based upon the size, quality, and concentration characteristics of the loan portfolio using both historical quantitative trends and Management's evaluation of qualitative factors including economic and industry outlooks. There was no provision for loan losses made for the three month period ended March 31, 1995 or the three month period ended March 31, 1994. The allowance for loan losses was 1.7% of loans, net of unearned discount, at March 31, 1995 and March 31, 1994. The loan loss allowance as a percentage of impaired and other nonnperforming loans was 111.3% at March 31, 1995, as compared to 111.9% a year earlier, reflecting loan growth which has not compromised asset quality as nonperforming assets continue to decline. Nonperforming assets totaled $9.8 million at March 31, 1995, as compared with $10.8 million at December 31, 1994, an 8.8% reduction.

NONINTEREST INCOME

Total noninterest income increased $403 thousand or 6.1% for the three months ended March 31, 1995, as compared to the same period in 1994. The analysis follows (in thousands):

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               ------------------------
                                                                                 1995            1994
                                                                               --------         -------
Service Charges and Other Fees                                                 $ 3,683          $ 3,555
Trust Services Income                                                            1,686            1,201
Data Processing Income                                                             714              801
Securities Gains (Losses)                                                          131              (37)
Other Operating Income:
  Investment Product Income                                                        230              359
  Safe Deposit Income                                                              136              146
  Mortgage Banking Income                                                           38              174
  All Other Operating Income                                                       377              393
                                                                               --------         -------

Total Noninterest Income                                                       $ 6,995          $ 6,592
                                                                               ========         ========

The increase in noninterest income for the three months ended March 31, 1995, as compared to the same period in 1994 is due primarily to trust services income generated by the acquired trust business of the former Ameritrust Texas National Association office located in Corpus Christi ("Corpus Christi Trust") from Texas Commerce Bank National Association early in the third quarter of 1994. Trust services income is dependent upon the market value of trust assets. Fluctuations in stock and bond values may impact future trust services income levels. Service charges and other fees increased as a result of income from a new ATM surcharge that began in the fourth quarter in 1994. Also contributing to the increase were securities gains during the first three months of 1995 in comparison to securities losses incurred during the first quarter of 1994. Security gains incurred during the first quarter of 1995 resulted from sales of an equity investment by the Company's Small Business Administration ("SBA") licensed subsidiary and in-substance maturities of securities held to maturity.

These increases were partially offset by decreased mortgage banking income as fees from the sale of mortgage loans into secondary markets decreased. This occurred as the Company retained a higher percentage of the loans it originated mainly in a newly introduced three-year adjustable rate product. Investment product income also decreased as a result of a lower level of sales of annuities, fixed income securities, and mutual funds.

NONINTEREST EXPENSE

Total noninterest expense increased $1.1 million or 7.3% for the three months ended March 31, 1995, compared to the same period in 1994. The analysis follows (in thousands):

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                               -------------------------
                                                                                 1995             1994
                                                                               --------         --------
Salaries and Wages                                                             $ 6,694          $ 6,163
Retirement and Other Employee Benefits                                           2,111            1,890
Net Occupancy Expense                                                            1,766            1,673
Equipment, Rental, Depreciation
  and Maintenance                                                                1,088            1,187
FDIC Insurance                                                                     802              804
Other Operating Expenses:
  Legal Expense                                                                    174              172
  Marketing Expense                                                                246              245
  Operating Supplies                                                               566              529
  Communications Expense                                                           253              241
  Postage Expense                                                                  333              309
  Outside Service Expense                                                          660              573
  Amortization of Intangible Assets                                                498              354
  All Other                                                                      1,695            1,597
                                                                               --------         --------

Total Noninterest Expense                                                      $16,886          $15,737
                                                                               ========         ========

The largest increase in noninterest expense for the three months ended March 31, 1995, as compared to the same period in 1994, occurred in salaries and wages as a result of the acquisition of the Corpus Christi Trust in the third quarter of 1994 and normal merit increases. Retirement and other employee benefits increased due to increased health care expense as a result of rising health care costs and increased claims. Amortization of intangible assets, net occupancy expense, and outside service expense all increased as a result of the acquisition of the Corpus Christi Trust.

The Company's primary subsidiary ("the Bank") has been notified by the FDIC that its assessment rate for 1995 will remain at the lowest level risk-based premium available. This assessment level requires the Bank to be both well capitalized, as defined by the FDIC, and in good standing with its regulators. The FDIC has indicated that due to stability in the Bank Insurance Fund, insurance premiums may be reduced in the latter part of 1995.

PROVISIONS FOR FEDERAL INCOME TAXES

For the three months ended March 31, 1995 and 1994, the provision for federal income taxes was $1.9 million and $2.3 million, respectively.

The Company had a net deferred tax asset of $1.3 million as of March 31, 1995. This net deferred tax asset is composed of the expected tax benefits from the reversal of the temporary differences between tax and book net income. The existing net temporary differences will reverse during future periods. During 1993, the Company fully utilized all operating loss and tax credit carryforwards, thus returning to a statutory tax rate. The Company did not record a valuation allowance against the net deferred tax asset because it expects to fully recognize these future benefits.

CAPITAL MANAGEMENT

The Federal Reserve Board maintains a system using the internationally consistent risk-based capital adequacy guidelines to evaluate the capital adequacy of bank holding companies. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. Certain off-balance sheet items are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning them the appropriate risk weight.

The guidelines require that banking organizations achieve and maintain a minimum ratio of total capital-to-risk-weighted assets of 8.0% (of which at least 4.0% should be in the form of certain "Tier 1" elements). Total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with "Tier 2" being limited to 100 percent of "Tier 1." For bank holding companies, "Tier 1" capital includes, with certain restrictions, common stockholders' equity excluding unrealized holding gains (losses), perpetual preferred stock and minority interests in consolidated subsidiaries. "Tier 2" capital includes, with certain limitations, certain forms of perpetual preferred stock, as well as maturing capital instruments and the allowance for loan losses. The following table summarizes the Company's "Tier 1" and total capital (dollars in thousands):

                                                         March 31, 1995                 December 31, 1994
                                                   -------------------------         ----------------------
                                                    Amount             Ratio          Amount          Ratio
                                                   --------           ------         --------         -----
Tier 1 Capital                                     $152,851           18.95%         $150,478         17.54%
Tier 1 Capital Minimum Requirement                   32,261            4.00            34,311          4.00
                                                   --------           ------         --------         -----

Excess Tier 1 Capital                               120,590           14.95          $116,167         13.54
                                                   ========           ======         ========         =====

Total Capital                                       162,720           20.17           160,360         18.69
Total Capital Minimum Requirement                    64,522            8.00            68,622          8.00
                                                   --------           ------         --------         -----

Excess Total Capital                               $ 98,198           12.17%           91,738         10.69
                                                   ========           ======         ========         =====

Risk Adjusted Assets, Net
  of Intangible Assets                             $806,529                          $857,779
                                                   ========                          ========


The Company's "Tier 1" and total capital ratios both increased from December 31, 1994 to March 31, 1995 as a result of decreased risk adjusted assets due primarily to a decrease in other short-term investments and increased capital due to income earned during the period. In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC use a "leverage ratio" as an additional tool to evaluate capital adequacy. The "leverage ratio" is defined to be a company's "Tier 1" capital divided by its total average assets. The "leverage ratio" adopted by these federal banking regulators must equal or exceed 3.0% "Tier 1" capital-to-total average assets for banks with a CAMEL Rating of 1; all other institutions will be expected to maintain a 100 to 200 basis point cushion--i.e., these institutions will be expected to maintain a "leverage ratio" of 4.0% to 5.0%. The Company's "leverage ratio" increased to 9.02% at March 31, 1995 from 8.75% at December 31, 1994, due to both an increase in "Tier 1" capital and a decrease in total average assets. The Company's "leverage ratio" substantially exceeds the regulatory minimum.

The FDIC maintains rules on capital adequacy ranging in five categories from critically undercapitalized to well-capitalized. A well-capitalized company is one that maintains a Total Risk-based Capital Ratio of at least 10%, a Tier 1 Risk-based Ratio of at least 6%, and a leverage ratio of 5%. The Company's ratios substantially exceed the regulatory minimums required under the well-capitalized category.

LIQUIDITY MANAGEMENT

To a business enterprise, liquidity is the ability to generate cash to meet financial obligations and respond to opportunities. For a banking organization, these obligations arise from a wide variety of sources, most prominent among them being withdrawals of deposits, repayment upon maturity of purchased funds, payment of operating expenses, and payment of dividends.

Sources of liquidity are also maintained to enable the Company to take advantage of opportunities in loan and investment markets and to provide substantial flexibility against unforeseeable cash requirements that can occur in times of volatile financial markets. The Company believes it has adequate sources of liquidity.

An integral part of the Company's liquidity management is the funding of the banking subsidiary, which derives its source of fundings predominately from deposits within its marketing area. The customer base of deposits is diversified between individuals, partnerships and corporations, public entities, and correspondent banks. This diversification helps the Company avoid the risk of dependence on large concentrations of funds. The Company does not, as a matter of policy, place certificates of deposit through brokers.

The Parent Company, as of March 31, 1995, has $11.0 million in available for sale securities, which can be used to provide liquid resources as well as currently unanticipated capital needs of its subsidiaries. Additional sources of liquidity for the parent company are dividends from subsidiaries which are dependent on their earnings. The amount of retained earnings available to the Parent Company from subsidiaries for payment of dividends without prior regulatory approval was approximately $73,427,000 at March 31, 1995.

Cash dividends have been paid by the Parent Company for twelve consecutive quarters. In February 1995, the Company paid a $.16 per share quarterly dividend, an increase of 23%, and a special $.09 per share dividend. The board has declared a $.16 per share dividend payable May 15, 1995.

INTEREST RATE SENSITIVITY

The objectives of monitoring and managing the interest rate risk position of the balance sheet are to contribute to earnings and to minimize the adverse changes in net interest income. The potential for earnings to be affected by changes in interest rates is inherent in a financial institution.

Interest rate sensitivity is a measure of the changes in net interest income due to the repricing characteristics of assets and liabilities. An asset sensitive position in a given period will result in more assets than liabilities being subject to repricing; therefore, market interest rate changes will be reflected more quickly in asset rates. If interest rates decline, an asset sensitive position will normally have an adverse effect on net interest income. Conversely, in a liability sensitive position, where liabilities reprice more quickly than assets in a given period, a decline in rates will benefit net interest income.

One way to analyze interest rate risk is to evaluate the balance of the interest rate sensitivity position. A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap. The purpose of this analysis is to be aware of the potential risk to future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions. The following table presents the interest sensitivity position of the Company at March 31, 1995 (dollars in thousands):


                                                                                               Over One
                                                      Rate Sensitive Within                    Year and
                                       ---------------------------------------------------     Nonrate
                                       30-Days    90-Days    180-Days   One Year     Total     Sensitive     Total
                                       -------    -------    --------   --------   --------    ---------  ----------
Earning Assets:
Loans, Net of Unearned Discount        $252,678   $ 26,851   $ 27,792   $ 72,158   $379,479    $ 199,584  $  579,063
  Investment Securities                 126,649     44,599     47,624    169,398    388,270      422,209     810,479
Federal Funds Sold and Other
Short-Term Investments                  120,290          0          0          0    120,290            0     120,290
Other Earning Assets                        190          0          0          0        190            0         190
                                       ---------  ---------  ---------  ---------  ---------   ---------- -----------

Total Earning Assets                    499,807     71,450     75,416    241,556    888,229      621,793   1,510,022

Interest-Bearing Liabilities:
Interest-Bearing Transactional
  Accounts                              269,792          0          0          0    269,792      312,640     582,432
Time Deposits                            71,367     73,199    116,067    164,212    424,845      111,236     536,081
Fed Funds Purchased and Other
Short-Term Borrowings                    55,723         26         40         83     55,872            0      55,872
Long-Term Debt                                0          0          0          0          0        1,678       1,678
                                       ---------  ---------  ---------  ---------  ---------   ---------  -----------

Total Interest-Bearing
  Liabilities                           396,882     73,225    116,107    164,295    750,509    $425,554   $1,176,063
                                       ---------  ---------  ---------  ---------  --------    ---------  -----------

Interest Sensitivity Gap               $102,925   $ (1,775)  $(40,691)  $ 77,261   $137,720
                                       =========  =========  =========  =========  =========

Cumulative Interest
  Sensitivity Gap                      $102,925   $101,150   $ 60,459   $137,720
                                       =========  =========  =========  =========
Ratio of Earning Assets to
  Interest-Bearing Liabilities          125.93%     97.58%     64.95%    147.03%    118.35%
                                       =========  =========  =========  =========  =========

The Company had an asset sensitivity gap position in the 30-day period of $102.9 million. The cumulative rate sensitive gap position at one year was an asset sensitive position of $137.7 million, which indicates the Company may benefit from rising interest rates; conversely falling interest rates may have a negative impact upon the Company.

The Company undertakes this interest rate sensitivity analysis to monitor the potential risk on future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions. However, this type of analysis is as of a point-in-time position, when in fact that position can quickly change as market conditions, customer needs, and management strategies change. Thus, interest rate changes do not affect all categories of asset and liabilities equally or at the same time.

The Company's Asset and Liability Committee reviewed monthly the consolidated position along with simulation and duration models, and makes adjustments as needed to control the Company's interest rate risk position.

The Company's investment policy does not permit the use of derivative financial instruments or the purchase of structured notes.

LOAN PORTFOLIO

The following summary shows the composition of the loan portfolio at March 31, 1995, and December 31, 1994 (dollars in thousands):

                                                            March 31, 1995             December 31, 1994
                                                       -----------------------       ---------------------
                                                        Amount         Percent        Amount       Percent
                                                       --------        -------       --------      -------
Loans secured primarily by
  real estate:
     Construction & land development                   $ 18,696          3.21%       $ 17,672        3.06%
     Other real estate loans                            238,073         40.89         232,380       40.18
Agricultural loans                                       39,913          6.85          36,861        6.37
Commercial & industrial loans                           113,892         19.56         117,353       20.29
Consumer loans                                          168,993         29.02         171,459       29.64
Loans to financial institutions &
  all other loans                                         2,714          0.47           2,671        0.46
                                                       ---------       -------       --------      -------
Total Loans                                            $582,281        100.00%       $578,396      100.00%
                                                                       =======                     =======

Less:
  Unearned discount                                      (3,218)                       (4,206)
  Allowance for loan losses                              (9,869)                       (9,882)
                                                       ---------                     ---------
Net Loans                                              $569,194                      $564,308
                                                       =========                     =========

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents Management's estimate necessary to provide for losses incurred in the loan portfolio. In making this determination, Management analyzes the ultimate collectibility of the Company's loan portfolio, incorporating feedback provided by the internal loan review staff and provided by examinations performed by regulatory agencies.
Management makes an ongoing evaluation as to the adequacy of the allowance for loan losses. To establish the appropriate level of the allowance, all loans (including nonperforming loans), commitments to extend credit and standby letters of credit are reviewed and classified as to potential loss exposure. Specific allowances are then established for those loans, commitments to extend credit or standby letters of credit with identified loss exposure and an additional allowance is maintained based upon size, quality, and concentration characteristics of the remaining loan portfolio using both historical quantitative trends and Management's evaluation of qualitative factors including future economic and industry outlooks.

Management determined that the appropriate level of the allowance was $9.9 million at March 31, 1995 and December 31, 1994, and $9.8 million as of March 31, 1994. The allowance for loan losses is based on estimates, and ultimate losses will vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the periods in which they occur. A detailed analysis of the Company's allowance for loan losses is shown in the following table (in thousands):


                                                                               Three Months Ended
                                                                      ----------------------------------
                                                                      March 31,                March 31,
                                                                        1995                     1994
                                                                      --------                 --------
Balance of allowance for loan
  losses at beginning of period                                       $ 9,882                  $ 9,738
Addition to allowance for purchased loans                                   0                        0
Provision for loan losses                                                   0                        0

  Charge-offs:
     Real estate loans                                                     59                       14
     Agricultural loans                                                     0                        3
     Commercial & industrial loans                                         24                       60
     Consumer loans                                                       151                       84
     Loans to financial institutions
       and all other loans                                                  0                        0
                                                                      --------                 --------
         Total charge-offs                                                234                      161
                                                                      --------                 --------

  Recoveries:
     Real estate loans                                                     74                       60
     Agricultural loans                                                     0                        1
     Commercial & industrial loans                                         70                       33
     Consumer loans                                                        77                       79
     Loans to financial institutions
       and all other loans                                                  0                        0
                                                                      --------                 --------
         Total recoveries                                                 221                      173
                                                                      --------                 --------

Net charge-offs (recoveries)                                               13                      (12)
                                                                      --------                 --------

Balance at end of period                                              $ 9,869                  $ 9,750
                                                                      ========                 ========

Allowance for loan losses/Loans,
  Net of unearned discount                                              1.70%                    1.80%
                                                                      ========                 ========
Allowance for loan losses/
  Nonperforming loans                                                 111.30%                  111.94%
                                                                      ========                 ========

NONPERFORMING ASSETS

The Company's nonperforming assets consist of impaired loans, troubled debt restructurings, loans 90 days past due and still accruing and other real estate and other assets which have been repossessed or acquired through workout situations.

The Company's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is identified as impaired and placed on a nonaccrual basis. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company classifies loans as impaired when there are serious doubts regarding the collectibility of principal and interest or when payments become past due 90 days, except loans which are well secured and in the process of collection. The Company has measured the impairment related to substantially all of its impaired loans using the fair value of the loan's collateral. Amounts received on impaired loans are applied, for financial accounting purposes, first to principal and then to interest after all principal has been collected.

Troubled debt restructurings are those for which concessions, including reduction of interest rates or deferral of interest or principal, have been granted, due to the borrower's weakened financial condition. Interest on restructured loans is generally accrued at the restructured rates when it is anticipated that no loss of original principal will occur. As of March 31, 1995, all restructured loans were performing.

Loans 90 days past due and still accruing are well secured and in the process of collection.

Other nonperforming assets, which are carried at the lower of cost or fair value, less estimated costs to sell, consist of other real estate acquired through loan foreclosures and other workout situations and other assets acquired through repossession. In addition, other nonperforming assets include loans which the Company has taken possession of the collateral, although not formally foreclosed, are unlikely to be repaid through means other than foreclosure and sale of the collateral. According to Company policy all other real estate and in-substance foreclosures valued over $100 thousand are appraised on an annual basis by an independent appraisal service.

The Company adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") as amended by Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan/Income Recognition and Disclosure" ("SFAS 118") on January 1, 1995. In accordance with SFAS 114, as amended, loan balances and income/expense related to loans previously classified as in-substance foreclosure, but for which the Company had not taken possession of the collateral, have been reclassified to loans for all periods presented. As of the periods presented, there were no in-substance foreclosures for which the Company had taken possession of the collateral included in foreclosed assets.

At March 31, 1995, the recorded investment in loans that are considered impaired under SFAS 114 was $8.3 million. Included in this amount is $3.0 million of impaired loans for which the related allowance for credit losses is $1.3 million.

Impaired loans of $5.3 million were carried at fair value and as a result do not have an allowance for loan losses. The average recorded investment in impaired loans during the three months ended March 31, 1995, was approximately $8.4 million. For the three months ended March 31, 1995, the Company recognized interest income on those impaired loans of $161 thousand.

The total amount of nonperforming assets, which includes loans past due 90 days or more and still accruing at March 31, 1995, was $10.3 million as compared with $11.2 million at December 31, 1994, reflecting a decrease of 8.1%. Nonperforming assets as a percentage of total assets was 0.6% as of March 31, 1995 and December 31, 1994.

The following table discloses information regarding nonperforming assets at March 31, 1995 and December 31, 1994. The Company's method for identifying nonperforming assets in prior years is materially consistent with the guidelines and requirements of SFAS 114 (in thousands).

                                                                      March 31,              December 31,
                                                                        1995                     1994
                                                                    -------------            ------------
IMPAIRED LOANS
  Nonaccrual Loans:
    Real Estate                                                       $ 6,692                  $      0
    Energy                                                                 41                         0
    Agricultural                                                           72                         0
    Commercial                                                            769                         0
    Consumer                                                              686                         0
  Troubled Debt Restructurings                                              0                         0
OTHER NONPERFORMING
  Nonaccrual Loans                                                          0                     9,145
  Troubled Debt Restructurings                                            607                       617
  Other Real Estate                                                       957                     1,007
  Loans Past Due 90 Days
    or More and Still Accruing                                            466                       427
                                                                      --------                 --------
Total Nonperforming Assets                                            $10,290                  $ 11,196
                                                                      ========                 ========


LOAN CONCENTRATIONS

The economy of the market area served by the Company is characterized by petroleum and natural gas production and related supplies and services, petro-chemical operations, light and medium manufacturing operations, agribusinesses, educational centers, and tourism. The agricultural businesses are highly diversified, including beef and dairy cattle, poultry, cotton, and a variety of grain crops. In general, real estate values, as well as real estate development and sales activities, tend to reflect a region's economic environment. Management believes that the loans in the real estate portfolio are generally adequately supported by market prices or other credit factors.

Real estate loans totaled $256.8 million at March 31, 1995 (approximately 44.1% of the loan portfolio), 3.2% of which were nonperforming. At December 31, 1994, real estate loans were $250.1 million (approximately 43.2% of the loan portfolio), of which 3.6% were nonperforming. The majority of the Company's real estate loans are secured by property located outside the major metropolitan areas in which the Company operates. The Company's portfolio is comprised of interim construction, residential, commercial building, farm acreage, vacant lots, and land development loans. Residential loans made up approximately 40.5% of the total real estate loans at March 31, 1995.

Consumer loans totaled $169.0 million at March 31, 1995 (approximately 29.0% of the loan portfolio), 0.4% of which were nonperforming. These consumer loans include $86.2 million in loans originated through automobile dealers. At December 31, 1994, consumer loans totaled $171.5 million (approximately 29.7% of the loan portfolio), 0.5% of which were nonperforming. Loans originated through automobile dealers were approximately $84.5 million of this category at December 31, 1994.

Agricultural loans, exclusive of loans secured by farm acreage which are categorized by the Company as real estate loans, were $39.9 million at March 31, 1995 (approximately 6.9% of the loan portfolio), 0.2% of which were nonperforming. At December 31, 1994, agricultural loans totaled $36.9 million (approximately 6.4% of the loan portfolio), of which 0.1% were nonperforming.

At March 31, 1995, the Company's commercial and industrial loans were $116.6 million (approximately 20.0% of the loan portfolio), 0.7% of which were nonperforming. At December 31, 1994, commercial and industrial loans were $120.0 million (approximately 20.8% of the loan portfolio), of which 0.6% were nonperforming. The majority of the Company's commercial and industrial loans are with businesses characterized by light and medium manufacturing operations and other service companies. Included in the above figures, the Company's energy loans were $901 thousand (approximately 0.2% of the loan portfolio), of which 4.6% were nonperforming at March 31, 1995. At December 31, 1994, energy loans totaled $1.7 million (approximately 0.3% of the loan portfolio), of which 2.3% were nonperforming.

INVESTMENT SECURITIES

The amortized cost and market values of investment securities held to maturity and available for sale, by type, together with unrealized gains and losses as of the dates indicated are summarized as follows (in thousands):

                                                                       March 31, 1995
                                                    --------------------------------------------------------
                                                    Amortized       Market       Unrealized      Unrealized
                                                       Cost         Value          Gains           Losses
                                                    ---------      --------      ----------      ---------
Securities Held to Maturity:
  U. S. Government and
    Government Agency                               $594,532       $585,271      $    2,216      $  11,477
  State and Political
    Subdivisions                                      32,836         32,680             121            277
  Investment Grade
    Corporate Bonds                                   80,819         80,172             163            810
  Mortgage-Backed
    Securities                                         4,637          4,487               1            151
                                                    --------       --------      ----------      ---------
  Total                                             $712,824       $702,610      $    2,501      $  12,715
                                                    ========       ========      ==========      =========

Securities Available for Sale:
  U.S. Government
    and Government Agency                             88,554         87,800              76            830
  State and Political Subdivisions                     3,493          3,606             113              0
  Other                                                6,258          6,249             141            150
                                                    --------       --------      ----------      ---------
  Total                                             $ 98,305       $ 97,655      $      330      $     980
                                                    ========       ========      ==========      =========

                                                                      December 31, 1994
                                                    -------------------------------------------------------
                                                    Amortized       Market       Unrealized      Unrealized
                                                       Cost         Value          Gains           Losses
                                                    ---------      --------      ----------      ---------
Securities Held to Maturity:
  U.S. Government and
    Government Agency                               $621,068       $605,059      $      806      $  16,815
  State and Political
    Subdivisions                                      33,564         32,711              57            910
  Investment Grade
    Corporate Bonds                                   91,004         89,649              91          1,446
  Mortgage-Backed
    Securities                                         4,959          4,731               1            229
                                                    --------       --------      ----------      ---------
  Total                                             $750,595       $732,150      $      955      $  19,400
                                                    ========       ========      ==========      =========

Securities Available for Sale:
  U.S. Government
    and Government Agency                             98,386         96,190               0          2,196
  State and Political Subdivisions                     4,760          4,737               7             30
  Other                                                6,436          6,300              26            162
                                                    --------       --------      ----------      ---------
  Total                                             $109,582       $107,227      $       33      $   2,388
                                                    ========       ========      ==========      =========



KEY RATIOS

The table below presents for the Company and its subsidiaries certain operating ratios as of and for the three months ended:

                                                                                       March 31,
                                                                            --------------------------------
Operating Ratios                                                             1995                      1994
                                                                            ------                    ------
    Return on average assets                                                 0.91%                     0.96%
    Return on average equity                                                 8.85                     10.31
    Dividend payout ratio                                                   51.50                     24.55
    Leverage ratio                                                           9.02                      8.44


                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

*3.1 - Amendments to the Amended and Restated Bylaws of the Company effective April 18, 1995.

 *27 -     Financial Data Schedule.

__________________________

*Filed herewith.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    VICTORIA BANKSHARES, INC.




                                    By: /s/ GREGORY SPRAWKA
                                       ---------------------------
                                        Gregory Sprawka
                                        Executive Vice President,
                                        Chief Financial Officer, and
                                        Secretary-Treasurer (on behalf of
                                        the registrant and as principal
                                        financial and accounting officer)




Date:  5/12/95
     ----------------------

                              INDEX TO EXHIBITS



                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER              DESCRIPTION                                                  PAGE
- -------             -----------                                              ------------
 3.1       Amendments to the Amended and Restated Bylaws of the Company
           effective April 18, 1995.

 27        Financial Data Schedule.
