Form 10-K/A
period 1994-12-31
VICTORIA BANKSHARES INC
filed 1995-06-01
CIK 103466

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

                               _______________

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       or

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-8037

                          VICTORIA BANKSHARES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                _______________

                       Texas                                74-1756447
          (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)               Identification No.)

                 One O'Connor Plaza                            77902
                  Victoria, Texas                           (Zip Code)
      (Address of principal executive offices)

      Registrant's telephone number, including area code:  (512) 573-9432

                                _______________

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock held by nonaffiliates of the registrant as of February 28, 1995 was $207,025,312.

         The number of shares of Common Stock of the registrant outstanding as of February 28, 1995 was 7,962,512.

                      Documents Incorporated by Reference
       Annual Report to Shareholders for the year ended December 31, 1994
                Pages 1, and 25 through 45 (Parts I, II, and IV)
         Portions of Proxy Statement for Annual Meeting of Shareholders
                       held on April 18, 1995 (Part III)

================================================================================

                                    PART I

                                    ITEM 1
                                   BUSINESS

GENERAL

         Victoria Bankshares, Inc. (the "Company") is a bank holding company organized under the laws of the State of Texas in 1973 and registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's primary subsidiary is Victoria Bank & Trust Company (the "Bank"), a commercial bank which commenced operations in 1875. The Company also conducts operations through six other nonbank subsidiaries (collectively referred to as the "Nonbank Subsidiaries"). At December 31, 1994, the Company and its subsidiaries had consolidated total assets of $1.75 billion, net loans outstanding of $563 million, total deposits of $1.46 billion, and stockholders' equity of $175.1 million.

         During 1994, the Bank made one acquisition which increased the Bank's assets by approximately $8 million and increased trust assets under management by approximately $365 million. This acquisition was accounted for as a purchase. See "ACQUISITIONS."

         The Bank offers a full range of banking services including checking and savings accounts, business loans, personal loans, residential mortgage loans, loans for education, health and similar expenditures, other consumer oriented financial services, safe deposit, and night depository facilities. In addition, a full-time depository service is available for checking and savings accounts whereby customers may make deposits and withdrawals from a network of automatic teller machines. As of March 1995, the Bank has 37 branch offices in 30 communities and 21 counties of South Central Texas (see "BUSINESS ACTIVITIES"). A total of 88 automated teller machines in 50 cities provide 24-hour "Transact" banking services to customers. Through the Bank's membership in the Pulse and Cirrus networks, customers have 24-hour access to their accounts throughout the United States. The Bank also offers correspondent banking, trust, investment and custodial services. The Company's goal is to provide quality financial services to the communities within which the branch offices are located.

         As a bank holding company, the Company owns the Bank and furnishes services for the Bank. The Company assists in the management of and coordinates the financial resources of the Bank. The Bank derives its sources of funds predominantly from deposits within its market area. The customer base for deposits is diversified between correspondent banks, individuals, partnerships, corporations and public entities, which assists the Company in avoiding dependence on large concentrations of funds. The principal office of the Bank located in Victoria provides assistance with respect to various aspects of the branch offices' operations, including business development, advertising, loan policies and procedures, loan review, data and item processing, auditing, budgetary planning, and legal and regulatory compliance.

         As a holding company, the Company's principal sources of cash flow are the dividends it receives from its subsidiaries and the proceeds from the sales and maturities of investment securities. Other sources may include the Company's access to capital markets through equity offerings, borrowings, and similar traditional funding sources. It is the Company's current policy to provide additional capital funds, if necessary, to the Bank by direct financings at the Company level rather than at the Bank level. The Company was paid $5.5 million in dividends during 1994 from a nonbank subsidiary. At December 31, 1994, the Company held $2.4 million in the AIM Short-term Investment Company (U. S. Treasury) Fund and $10.2 million in securities available for sale, both of which are used for corporate purposes, including short-term liquidity requirements. For information as to legal restrictions on the ability of the subsidiaries to pay dividends to the Company, see "SUPERVISION AND REGULATION."

         The Company continues to be well-capitalized. At December 31, 1994, the Company's leverage ratio of 8.8% substantially exceeded the 4.0% regulatory requirement. Additionally, the Company's risk-based capital ratio of 18.7% substantially exceeded the 8.0% regulatory requirement. See "SUPERVISION AND REGULATION."

         Presented below are selected consolidated average balances of the Company and its subsidiaries (in thousands):

                                                                    Year Ended December 31,
                                                         ----------------------------------------------
                                                            1994              1993               1992
                                                         ---------         ---------          ---------
Loans, net of unearned discount                         $  557,821         $  465,901          $  368,330
Investment securities and time
  deposits with banks                                      846,128            867,751             817,431
Total interest-earning assets                            1,547,729          1,542,589           1,377,973
Total assets                                             1,745,472          1,736,413           1,528,855
Deposits                                                 1,461,755          1,447,213           1,277,782
Stockholders' equity                                       169,483            147,137             121,462

         For certain financial information relating to the Company and its subsidiaries, please refer to Part II item 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY" on page 17 of this document and the financial statements of the Company included on pages 25 through 44 of the Company's 1994 Annual Report to Shareholders, Exhibit 13 hereto, which pages are incorporated herein by reference.

BUSINESS ACTIVITIES

GEOGRAPHIC SERVICE AREA
         The Company's principal office is located in the City of Victoria, Texas, which is situated between Houston and Corpus Christi, Texas, and has a population of approximately 61,000. The largest communities served by the Company are Corpus Christi with a population of approximately 272,000 and Bryan/College Station with a population of approximately 120,000. Other branch offices are generally located in smaller and mid-sized communities in Texas, within a region outlined by the cities of Houston, Bryan/College Station, Austin, San Antonio, and Corpus Christi.

COMMERCIAL BANKING
         The Bank provides commercial banking services and facilities to small and medium size commercial businesses, including loans, deposit facilities, certificates of deposit, lines of credit, letters of credit, and cash management services.

REAL ESTATE LENDING
         The Bank provides permanent financing for residential properties, including multifamily dwellings, commercial projects, and agricultural properties as well as the origination of mortgage loans for sale in the secondary market. The Bank also provides a source of financing for real estate developers and others engaged in construction and land development in central and southern Texas.

CONSUMER BANKING
         The Bank provides consumer banking services to individuals, including savings programs, installment lending services, financing of new cars through a network of auto dealers, investment services, checking accounts, money market deposit accounts, and safe deposit facilities. Most of the branch offices also participate in the Company's automated banking network. The branch offices also provide the "Money-In-The-Bank Loan Line" which provides customer access to preapproved credit lines through automated teller machines. The Bank's customers are provided with convenient, around-the-clock service through the use of Transact Infoline, a telephone service that allows customers to perform many banking transactions from the convenience of their own homes.

AGRICULTURAL LENDING
         The Bank provides financing to a diversified group of agricultural businesses for working capital requirements, equipment purchases, and similar requirements.

CORRESPONDENT BANKING
         The Bank acts as a correspondent for banks in Texas which maintain deposits and receive from the Bank a full range of correspondent banking services, including check clearing, transfer of funds, loan participations, data processing, investment advice, safekeeping, and securities custody and clearance. The Bank also offers seminars on new developments in the banking industry.

TRUST AND ASSET MANAGEMENT
         The Bank provides trust and fiduciary management and advisory services to businesses, individuals, and charitable trusts. These services include investment account management for employee benefit plans and individuals and the administration of personal estates and trusts. Estate administration services include helping individuals establish estate plans including wills, powers of attorney, and investment strategies, and serving as executor under their wills.

NONBANK SUBSIDIARIES
         The Company has six wholly owned Nonbank Subsidiaries: Transact Financial Corporation (mortgage loans); Central Computers, Inc. (data processing for commercial banks); Victoria Capital Corporation (investments in small businesses); V.B.I., Inc., (inactive); Victoria Securities Corporation (discount brokerage services); and Victoria Financial Services, Inc. (second tier holding company). Victoria Financial Services, Inc., owns 100% of the banking subsidiary, Victoria Bank & Trust Company. The Bank owns 100% of Central Computers, Inc., and Victoria Capital Corporation.

ACQUISITIONS

         For information on the 1994 acquisitions by the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company" included on pages 7 through 24 of the Company's 1994 Annual Report to Shareholders, Exhibit 13 hereto, which pages are incorporated herein by reference.

         On January 12, 1995, the Company entered into a definitive merger agreement with United Bancshares, Inc., parent company of Rosenberg Bank & Trust in Rosenberg, Texas. The merger is expected to be a stock-for-stock exchange transaction, subject to customary conditions to closing, with the closing date to be scheduled upon approval by state and federal banking regulators.

         The Company anticipates acquiring other existing financial institutions in Texas should suitable opportunities develop. In any future acquisition, the Company expects that it would be competing with other prospective purchasers, including other bank holding companies doing business in Texas. Any proposal for the acquisition or establishment of additional banks is subject to approval by the appropriate regulatory authorities. See "SUPERVISION AND REGULATION."

         As opportunities develop, the Company may undertake additional nonbanking activities permitted by the BHCA or may acquire companies engaged in those activities. At present, the Company has no plans to commence any new nonbanking activities or to acquire any company engaged primarily in such activities.

EMPLOYEES

         As of December 31, 1994, the Company and its subsidiaries had approximately 857 full-time employees and approximately 177 part-time employees. The Company considers its employee relations to be good and is not subject to any collective bargaining agreement.

COMPETITION

         The banking business in Texas is highly competitive. The Bank is the ninth largest bank chartered to do business in the State of Texas and the Company is the second largest publicly traded bank holding company headquartered in Texas. Each activity engaged in and geographic market served involves competition with other banks, as well as with nonbanking financial institutions and nonfinancial enterprises. The Bank competes with other banks in its efforts to obtain deposits and make loans, in scope and type of services offered, in rates paid on deposits and charged on loans, and in other aspects of banking.

         The Bank also competes with savings and loan associations, credit unions, insurance companies, small loan companies, consumer finance companies, mortgage companies, department stores, and credit card organizations. As a result of the current rising interest rate environment, the Bank is more competitive for funds with mutual funds and other investments. There is active competition for the provision of various types of fiduciary and investment advisory services from bank and trust companies, insurance companies, investment counseling firms, mutual funds, and other similar entities.

         The Bank competes with other financial institutions for new depositors and loan customers through radio, newspaper, and television advertising and through individual contacts by bank employees. The participation of the Bank in community activities also aids in the promotion of the Bank. Customers of all of the branch offices are made aware of products and services in order to maintain customer relationships and service customer needs.

         In addition to competition from other banks and financial institutions headquartered in central and southern Texas, the Bank competes, in the marketing of certain financial services to large customers, with banks located in the major urban areas of Texas and elsewhere. These competing urban banks are generally larger than the Company in terms of capital, services, and personnel.

REGIONAL ECONOMY

         The economy of the market area served by the Company is characterized by petroleum and natural gas production and sales of related supplies and services, petrochemical operations, light and medium manufacturing operations, agribusinesses, and tourism. The agricultural businesses are highly diversified, including beef and dairy cattle, poultry, cotton, and a variety of grain crops. Also, through the acquisition of a bank in Bryan in 1993, the Company expanded into an area positively affected by a major educational center.

         In general, real estate values, as well as real estate development and sales activities, tend to reflect a region's economic environment. The Texas real estate environment continues to show signs of improvement. Management believes that the loans in the real estate portfolio are adequately supported by market prices or other credit factors.

         At December 31, 1994, the Company's loans secured primarily by real estate consisted of (i) loans for commercial and residential construction and land development (none of which are located in major Texas metropolitan areas) which constituted 3.1% of the total loan portfolio and (ii) other real estate loans (including loans for 1-4 family, multi-family, and nonfarm/nonresidential properties) which constituted 40.0% of the total loan portfolio. The remaining loan portfolio categories and the percentage of each to the total loan portfolio at December 31, 1994, consisted of the following: loans to oil and gas producers and related service businesses, 0.3%; agricultural loans (other than loans secured by agricultural real property), 6.4%; other commercial and industrial loans, 20.0%; consumer loans, 29.7%; and all other loans (including loans to financial institutions), 0.5%.

ECONOMIC ENVIRONMENT

         General economic conditions impact the banking industry. The credit quality of the Company's loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which it conducts its business. The continued financial success of the Company depends to some extent on factors that are beyond the Company's control, including national and local economic conditions, the supply and demand for investment funds, interest rates, regulatory policies and federal, state and local laws affecting these matters. In general, real estate values, as well as real estate development and sales activities, tend to reflect a region's economic environment. The Texas real estate environment continues to show improvement. Continued improvement in general economic conditions that affects the region in which the Company operates could have a favorable effect on the Company's financial condition and results of operations. Conversely, a deterioration in general economic conditions could have an adverse effect.

         The policies of regulatory authorities, including the monetary policy of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"), have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

         Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company cannot be predicted.

SUPERVISION AND REGULATION

BANK HOLDING COMPANY REGULATION
         The Company and its second-tier holding company are bank holding companies registered under the BHCA and are subject to supervision by the Federal Reserve Board. As bank holding companies, they are required to file an annual report with the Federal Reserve Board and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may make examinations of the Company or any of its nonbanking subsidiaries. The Federal Reserve Board has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and management strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to the Bank during periods of financial stress or adversity.

   Acquisitions by Bank Holding Companies
         The BHCA prohibits the Company from acquiring direct or indirect control of more than 5.0% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve Board. Similar restrictions apply to acquisition of control of shares of stock of the Company or its second-tier holding company by other bank holding companies.

         The Texas Banking Code permits out-of-state bank holding companies to acquire certain existing banks and bank holding companies in Texas. One of several conditions for such acquisitions is that after the acquisition, the out-of- state bank holding company may not control national or state banks in Texas whose aggregate deposits exceed 25.0% of the total deposits held by all national and state banks domiciled in Texas. Based on this statute, the Federal Reserve Board has approved entry by out-of-state bank holding companies into Texas. This has increased and likely will continue to increase the competition that the Company faces in acquiring depository institutions in Texas.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 enacted on September 29, 1994, provides for the acquisition of banks by out-of-state holding companies regardless of state laws concerning such acquisitions (except for certain age and deposit concentration limits) beginning on September 29, 1995, and permits interstate branching beginning on June 1, 1997. States have the ability to opt-out of the interstate branching, but not the interstate banking provisions of the Act. A bill has been introduced in the Texas House to opt-out. It cannot be predicted whether the opt-out bill will be enacted.

         The BHCA prohibits the Company from engaging in, or from acquiring ownership or control of, more than 5.0% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking activity unless such activity has been determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The BHCA does not place territorial restrictions on the activities of such nonbanking-related activities.

   Capital Adequacy

         The Federal Reserve Board has adopted a system using the internationally consistent risk-based capital adequacy guidelines to evaluate the capital adequacy of bank holding companies. In addition to the risk-based capital guidelines, the Federal Reserve Board, the Comptroller of the Currency, and the Federal Deposit Insurance Corporation ("FDIC") have adopted the use of a leverage ratio as an additional tool to evaluate the capital adequacy of banks and bank holding companies.

         Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. Certain off-balance sheet items, which previously were not expressly considered in capital adequacy computations, are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning them to the appropriate risk weight. Total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with "Tier 2" being limited to 100 percent of "Tier 1." For bank holding companies, "Tier 1" capital includes, with certain restrictions, common stockholders' equity, qualifying perpetual preferred stock and minority interests in consolidated subsidiaries. "Tier 2" capital includes, with certain limitations, perpetual preferred stock, capital instruments, and the reserve for possible loan losses.

         The guidelines require a minimum ratio of total capital-to-risk-weighted assets of 8.0% (of which at least 4.0% should be in the form of "Tier 1" capital elements). At December 31, 1994, the Company's ratio of total capital-to- risk-weighted assets was approximately 18.7%, 17.5% of which was "Tier 1" capital. Both ratios significantly exceed regulatory minimums.

         The leverage ratio is defined to be a company's "Tier 1" capital divided by its adjusted average total assets. The leverage ratio adopted by the federal banking agencies requires a 3.0% "Tier 1"capital-to-adjusted-total-assets for institutions with a CAMEL rating of 1. All other institutions are expected to maintain a 100 to 200 basis point cushion; i.e., these institutions are expected to maintain a leverage ratio of 4.0% to 5.0%. The Company's leverage ratio at December 31, 1994, was 8.8%, exceeding the regulatory minimum.

         The Federal Reserve Board is required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") to revise its risk-based capital standards to take into account interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family mortgages. Regulations to implement this mandate have been proposed.

   Dividends
         Federal Reserve Board policy discourages the payment of dividends by a bank holding company from borrowed funds as well as payments that would adversely affect capital adequacy. In addition, FDICIA provides that the appropriate federal banking agency may prohibit a bank holding company controlling a "significantly undercapitalized" institution (as referenced below) from paying dividends without prior approval by the Federal Reserve Board.

BANK REGULATION
         Deposits in the Bank are insured by the FDIC. The Bank is not a member of the Federal Reserve system and is a state-chartered institution; therefore, the Bank is subject to supervision and regulation by both the FDIC and the Texas Department of Banking.

   Capital Adequacy
         The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions such as the Bank. The requirements address both risk-based capital and leverage ratios, and are essentially parallel to those for the Company.

         The FDIC's risk-based capital guidelines require state banks to have a ratio of "Tier 1" or core capital-to- total risk-weighted assets of 4.0% and a ratio of total capital-to-total risk-weighted assets of 8.0%. As of December 31, 1994, the Bank's ratio of "Tier 1" capital-to-total risk-weighted assets was 14.40% and its ratio of total capital-to-total risk-weighted assets was 15.52%. These ratios have decreased from 15.08% and 16.27%, respectively, as of December 31, 1993.

         The FDIC's leverage capital guidelines require that state banks maintain "Tier 1" capital of no less than 5.0% of total adjusted assets, except in the case of certain highly rated banks for which the requirement is 3.0% of total adjusted assets. As of December 31, 1994, the Bank's ratio of "Tier 1" capital-to-total adjusted assets was 7.51%. This ratio has increased from 7.27% as of December 31, 1993.

         The FDIC may, in certain circumstances, establish higher minimum requirements than those described above; for example, when a bank has been receiving special regulatory attention or has a high susceptibility to interest rate risk. In any event, banks with capital ratios below the required minimums are subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

   Prompt Corrective Action
         Pursuant to FDICIA, each federal banking agency has specified by regulation the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." In addition, the applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings).

         Undercapitalized institutions, as well as significantly and critically undercapitalized institutions, are required to submit capital restoration plans to their appropriate federal regulator and are subject to restrictions on operations, including prohibitions on branching, engaging in new activities, paying management fees, making capital distributions such as dividends, and growing without regulatory approval. Moreover, in order for an undercapitalized institution's capital restoration plan to be accepted by its federal regulator, a company controlling such undercapitalized depository institution will be required to guarantee its subsidiary's compliance with the capital restoration plan up to an amount equal to the lesser of 5.0% of such subsidiary institution's assets or the amount of the capital deficiency when such institution first fails to meet the plan. The Company is a controlling company of the Bank for these purposes. Increasingly stringent restrictions on operations are made applicable to an institution if it becomes significantly or critically undercapitalized, or if it does not submit, or comply with, an acceptable capital restoration plan.

         The Bank is considered "well capitalized" for prompt corrective action purposes.

   Bank Dividends
         Dividends paid by the Bank provide substantially all of the Company's cash flow. Under Texas law, prior to the declaration of any dividend by any state-chartered bank, it must transfer to "certified surplus" an amount not less than 10.0% of its net profits earned since the last dividend was declared, so long as certified surplus is less than the capital of such bank. At December 31, 1994, there was an aggregate of approximately $69.0 million available for the payment of dividends by all subsidiaries to the Company without prior regulatory approval.

         The payment of dividends by the Bank may be affected by other regulatory requirements, such as the maintenance of adequate capital, FDICIA specifically prohibits the payment of dividends by an insured bank, if after the payment, the bank would be "undercapitalized."

   Deposit Insurance Assessments
         In 1993, the FDIC began implementing a risk-related assessment scheme for all insured depository institutions. Assessments are based on capital and supervisory measures, with the strongest institutions presently paying $.23 for every $100 of deposits and the weakest institutions paying $.31 for every $100 of deposits.

         Under the risk-related scheme, the FDIC assigns each institution to one of three capital groups (well capitalized, adequately capitalized or undercapitalized, in each case as these terms are defined for purposes of prompt corrective action rules described above) and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of its strength based on supervisory evaluations, including examination reports, statistical analysis and other information relevant to gauging the risk posed by the institution. Only "well capitalized" institutions may be placed in the lowest assessment category. Effective April 1, 1995, assessments will be paid quarterly rather than semiannually. The Bank has been notified by the FDIC that its assessment rate for 1995 will remain at the lowest risk-based premium available. The FDIC has proposed dropping the lowest assessment rate from $.23 for every $100 of deposits to $.04, which would have a positive effect on the Bank's cost of funds. Under the proposed rule, the reduction in deposit premiums would not be effective until the ratio of the Bank Insurance Fund ("BIF") to estimated deposits of BIF-insured members is 1.25%.

STATISTICAL INFORMATION

         The following statistical and other information is provided as part of the Management Discussion and Analysis on the pages indicated.

                                                                                            Page No.
                                                                                            --------
    I.     Distribution of Average Assets, Liabilities
           and Stockholders' Equity; Interest Rates and
           Interest Differential  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17-22
   II.     Investment Portfolio   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     36-38
  III.     Loan Portfolio   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30-31
   IV.     Summary of Loan Loss Experience  . . . . . . . . . . . . . . . . . . . . . . .     31-33
    V.     Deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20-22,28-30
   VI.     Short-Term Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       37*

* of the Company's 1994 Annual Report to Shareholders which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

        The names, ages, and positions of the executive officers of the Company and its subsidiaries are set forth below.

Executive Officer & Position                            Position with
With Company                          Age               Subsidiaries
- ----------------------------          ---               -------------

Charles R. Hrdlicka                   56          Chairman of the Board, President,
Chairman of the Board,                            Chief Executive Officer, and
President, Chief Executive                        Director of the Bank; Director of
Officer and Director                              Victoria Securities Corporation;
                                                  Director of Central Computers, Inc.;
                                                  Director of Victoria Capital
                                                  Corporation; and Director and
                                                  President of Victoria Financial
                                                  Services, Inc.

Malcolm L. Duke                       50          Executive Vice President of the
Executive Vice President -                        Bank; Chairman of the Board, Operations
Administration                                    Chief Executive Officer and Director
                                                  of Central Computers, Inc.

John H. Freeman, III                  41          Executive Vice President of the Bank;
Executive Vice President -                        Director of Victoria Securities
General Banking Group                             Corporation; Director of Central
                                                  Computers, Inc.

David H. Jones                        57          Executive Vice President and  Executive
Vice President -                                  Executive Trust Officer of the Bank;
Trust and Investment Services                     Senior Vice President and Director
                                                  of Victoria Capital Corporation;
                                                  President, Chief Executive Officer
                                                  and Director of Victoria Securities
                                                  Corporation

J. Dugan Smith                        35          Executive Vice President of the
Executive Vice President -                        Bank; Senior Vice President and
Credit Administration                             Director of Victoria Capital
                                                  Corporation; Vice President and
                                                  Director of Victoria Financial
                                                  Services, Inc.; Director of Transact
                                                  Financial Corporation

Executive Officer & Position                            Position with
With Company                          Age                Subsidiaries
- ----------------------------          ---               -------------

Gregory Sprawka                       44          Executive Vice President and
Executive Vice President, Chief                   Chief Financial Officer of the
Financial Officer, and                            Bank; Chairman of the Board, Secretary-
Treasurer                                         President and Director of Transact
                                                  Financial Corporation;
                                                  President and Director of
                                                  V.B.I. Inc.; Treasurer and
                                                  Director of Victoria Capital
                                                  Corporation; Secretary-Treasurer
                                                  and Director of Victoria
                                                  Securities Corporation; Chief
                                                  Financial Officer, Secretary-
                                                  Treasurer, and Director of
                                                  Central Computers; and
                                                  Secretary-Treasurer and
                                                  Director of Victoria Financial
                                                  Services, Inc.

Frank J Warrington                    51          Senior Vice President - Audit
Senior Vice President -                           Administration of the Bank
Audit Administration

        Each executive officer has served for more than five years as an executive officer of the Company or the Bank except for Mr. Jones and Mr. Freeman. Mr. Jones served as Chief Administrative Officer and Executive Trust Officer with Capital Bank in Dallas prior to his election as Executive Vice President and Executive Trust Officer of the Bank in 1990. Mr. Freeman served as Senior Vice President and Regional Manager with Bank United in Houston prior to his election as Executive Vice President - General Banking Group in 1995. Each executive officer will hold office until the next annual meeting of the Board of Directors of the Company or until his successor has been duly elected and qualified.

                                     ITEM 2
                                   PROPERTIES

        The principal offices of the Bank are located in One O'Connor Plaza, which the Bank leases, and 120 Main Place, which the Bank owns free and clear of any mortgage. The Company's offices are located in One O'Connor Plaza. The Company and its subsidiaries occupy approximately 83% of the 134,000 square feet of rentable floor space contained in 120 Main Place. The balance of the space is leased to other tenants. The Company owns adequate facilities for each of its branch office locations.

        The Bank leases all of One O'Connor Plaza, a twelve-story office building, under a net lease, with a remaining primary lease term of 15 years, from Plaza Associates, a Texas general partnership. The principal partners of Plaza Associates consist of seven children or grandchildren and three trusts for the benefit of children or grandchildren of certain principal shareholders of the Company. See pages 12 and 13 of the Proxy Statement attached as Exhibit 99 hereto, which pages are incorporated by reference. The lease commenced in 1985, and is a long-term triple net lease, with a primary term of 25 years and six renewal terms of five years each, exercisable at the option of the Bank, with annual rentals of approximately $2.5 million during the first 15 years and approximately $3.0 million during the next ten years and rentals for renewal terms at fair market value. The Bank has an option at the end of the primary term and each renewal term to purchase the property at its fair market value. The Bank occupies approximately 68% of the 157,000 rentable square feet in the building and subleases the remaining space to other tenants. A portion (24%) of the building is subleased to the principal shareholders of the Company. The Company believes that the terms of its lease from Plaza Associates, and the sublease to principal shareholders of the Company, are as favorable as those which could have been obtained from an unaffiliated third party.

        The Bank provides both commercial and consumer lending services, banking services, including checking and savings accounts, and safe deposit facilities. The Bank's facilities include parking garages adjacent to One O'Connor Plaza and 120 Main Place. The Bank's branch office located in north Victoria provides six drive-in banking lanes, which include one lane for commercial customers and one drive-up automatic teller machine. The fourth local branch office is located in northeast Victoria, and it has seven drive-in banking lanes, which include one lane for commercial customers and one drive-up automatic teller machine.

                                     ITEM 3
                               LEGAL PROCEEDINGS

        The Company is involved in various legal actions that are in various stages of litigation and investigation by the Company and its legal counsel. Some of these actions allege various "lender liability" claims on a variety of theories and claim substantial actual and punitive damages. After reviewing all actions pending or threatened involving the Company, management believes that while the resolution of any matter may have an impact on the financial results of the period in which the matter is settled, their ultimate resolution will not have a material adverse effect upon the business or consolidated financial position of the Company. However, these matters are in various stages of proceedings and future developments could cause management to revise its assessment of these matters. No material legal actions were terminated during the fourth quarter of 1994.

                                     ITEM 4
                        SUBMISSION OF MATTERS TO A VOTE
                              OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

                                    ITEM 5
                   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

        Certain information concerning the Common Stock of the Company is included on page 48 of the Company's 1994 Annual Report to Shareholders,
Exhibit 13 hereto, under the heading "Quotations and Cash Dividends on Capital Stock," which pages are incorporated herein by reference.

                                     ITEM 6
                            SELECTED FINANCIAL DATA

        Selected financial data is presented on page 45 of the Company's 1994 Annual Report to Shareholders, attached as Exhibit 13 hereto, and is incorporated herein by reference. The selected financial data should be read in conjunction with Management's Discussion and Analysis of the Financial Condition and Results of Operations of the Company incorporated by reference under Item 7 of this Report and with the related consolidated financial statements and notes thereto incorporated by reference under Items 8 and 14(a)1 of this Report.

                                    ITEM 7
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1994 COMPARED TO 1993
        The following discussion highlights the major changes affecting the operations and financial condition of the Company for the two years ended December 31, 1994. Unless the context otherwise requires, the "Company" refers to Victoria Bankshares, Inc., and its subsidiaries. The discussion should be read in conjunction with the consolidated financial statements, accompanying notes, and selected financial data incorporated by reference to pages 25 through 45 of the Company's 1994 Annual Report to Shareholders.

OVERVIEW OF OPERATIONS
        The Company reported net income of $16.6 million for the year ended 1994 compared to net income of $18.5 million reported for the year ended 1993. Excluding the recognition of two nonrecurring items in 1993, core earnings for the year ended 1994 increased

$1.1 million or 6.8% compared to 1993. The nonrecurring items in 1993 included the recognition of a $4.8 million benefit recorded as a result of the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and a $2.8 million ($1.8 million after-tax) restructuring charge. Earnings per share were $2.09 for 1994 compared to $2.50 for 1993. Factors contributing to the increase in core earnings in 1994, compared to 1993, include an increase in net interest income resulting from improved asset quality, loan growth, and the growth of noninterest income mainly as a result of the acquisition of a $365 million trust portfolio. The 1993 restructuring of the branch and lending functions helped to contain the growth of noninterest expense during 1994.

        The Company returned to paying federal income taxes at the full corporate rate of 35% during 1994. As a result, income before taxes may be more indicative of the Company's operating trends. Income before taxes was $25.2 million for the year ended 1994, an increase of $4.6 million or 22.0% when compared to 1993. If the nonrecurring $2.8 million restructuring charge is excluded from 1993, the increase between years in income before taxes is $1.8 million or 7.4%.

        On July 1, 1994, the Company acquired the trust business of the former Ameritrust Texas National Association office located in Corpus Christi from Texas Commerce Bank National Association paying a premium of $8.8 million. The acquisition increased the Company's trust assets under management by $365 million to over $1 billion.

        On January 12, 1995, the Company entered into a definitive merger agreement with United Bancshares, Inc., parent company of Rosenberg Bank & Trust in Rosenberg, Texas. Rosenberg Bank & Trust has $68.3 million in total assets and three branches in Fort Bend County. The merger is expected to be a stock-for-stock exchange transaction, subject to the customary conditions to closing, with the closing date to be scheduled upon approval by state and federal banking regulators.

        The Company views these acquisitions as a means of expanding within its service area and anticipates that they will contribute favorably to future results of the Company. The Company anticipates that, in the future, it will have the opportunity to acquire other successful financial institutions.

         The Company continues to be well capitalized. At December 31, 1994, the Company's ratio of total capital-to-risk-weighted-assets was 18.69% and its leverage ratio was 8.75%, both of which significantly exceed the minimum regulatory requirements.

NET INTEREST INCOME
         Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Net interest income increased to

$63.5 million, an increase of 2.5% from the $61.9 million reported in 1993. The improvement results primarily from improved asset quality and loan growth.

         The interest income on certain loans and investment securities is not subject to Federal income tax. For analytical purposes, at December 31, 1994 and December 31, 1993, the interest income and rates on these types of assets are adjusted to a "fully taxable equivalent" basis, net of the effect of any interest expense disallowed. The fully taxable equivalent adjustment was calculated using the Company's statutory Federal income tax rate of 35%. Adjusted interest income is as follows (in thousands):

                                                                            Year Ended
                                                                            December 31,
                                                                    ---------------------------
                                                                      1994                1993
                                                                    ---------          --------

Interest Income-Book Basis  . . . . . . . . . . . . . . . . .       $100,538           $ 97,477
Taxable-Equivalent Adjustment . . . . . . . . . . . . . . . .            485                224
                                                                    ---------          --------
Interest Income-Taxable
  Equivalent Basis  . . . . . . . . . . . . . . . . . . . . .        101,023             97,701
Interest Expense  . . . . . . . . . . . . . . . . . . . . . .        (37,078)           (35,585)
                                                                    ---------          ---------
Net Interest Income-Taxable
  Equivalent Basis  . . . . . . . . . . . . . . . . . . . . .       $ 63,945           $ 62,116
                                                                    =========          =========

          The net interest spread is the difference between the average rates on interest-earning assets and the average rates on interest-bearing liabilities. The interest rate margin represents net interest income divided by average earning assets. These ratios can also be used to analyze net interest income. Since a significant portion of the Company's funding is derived from interest-free sources, primarily demand deposits and total stockholders' equity, the effective rate paid for all funding sources is lower than the rate paid on interest-bearing liabilities alone. As the following table illustrates, the interest rate spread increased 3 basis points to 3.42% in 1994 from 3.39% in 1993 and the interest rate margin increased 10 basis points to 4.13% in 1994 from 4.03% in 1993 (dollars in thousands).

                                                                 Year Ended December 31,
                              ----------------------------------------------------------------------------------------------
                                          1994                               1993                           1992
                              ------------------------------   -------------------------------   ---------------------------
                              Average                Average   Average                 Average   Average
                              Balance     Interest     Rate    Balance       Interest   Rate     Balance    Interest    Rate
- ----------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-Earning Assets:
   Loans, Net of Unearned
     Discount(1)  . . . .     $  557,821  $50,203     9.00%    $  465,901    $ 40,247   8.64%   $  368,330  $ 34,928   9.48%
   Investment Securities
     Held to Maturity:
     Taxable (2)  . . . .        733,953   38,749     5.28        863,546      50,197   5.81       811,067    57,936   7.14
     Tax-Exempt (1) . . .         17,717    1,346     7.60          4,205         521  12.40         6,364       534   8.40
   Investment Securities
     Available for
      Sale (1)(3) . . . .         95,259    4,446     4.67              0           0   0.00             0         0   0.00
   Trading Accounts . . .          1,042       57     5.50          1,337          67   4.99           536        32   5.97
   Federal Funds Sold
     and Short-Term
     Investments  . . . .        142,738    6,222     4.36        207,600       6,669   3.21       191,676     7,158   3.73
                              ----------- --------   ------    -----------   --------  ------   ----------- --------  -----
      Total Interest-
      Earning Assets  . .      1,548,530  101,023     6.52      1,542,589      97,701   6.33     1,377,973   100,588   7.30
                              ----------- --------   ------    -----------   --------  ------   ----------- --------  -----

Noninterest-Earning Assets:
   Cash and Due
     From Banks . . . . .        116,707                          118,528                           94,698
   Other Assets . . . . .         90,874                           85,868                           67,068
   Allowance for
     Loan Losses  . . . .        (9,838)                          (10,572)                         (10,884)
                              -----------                      -----------                      -----------
      Total Assets  . . .     $1,746,273                       $1,736,413                       $1,528,855
                              ===========                      ===========                      ===========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
   Interest-Bearing
     Transactional
      Accounts  . . . . .     $  613,184  $ 14,801    2.41%    $  577,743    $ 13,290   2.30%   $  471,286  $ 14,158   3.00%
   Time Deposits  . . . .        476,486    18,073    3.79        501,217      18,488   3.69       495,443    23,119   4.67
   Federal Funds Purchased
     and Short-Term
     Borrowings . . . . .        104,336     4,138    3.97        128,552       3,714   2.89       113,129     3,888   3.44
   Long-Term Debt . . . .          1,037        66    6.41          1,644          93   5.65         5,560       349   6.28
                              ----------- --------   ------    ----------    --------  ------   ----------  --------  -----
      Total Interest-
      Bearing
      Liabilities   . . .      1,195,043    37,078    3.10      1,209,156      35,585   2.94     1,085,418    41,514   3.82
                              ----------- --------   ------    ----------    --------  ------   ----------  --------  -----

Noninterest-Bearing Liabilities:
   Demand Deposits  . . .        372,085                          368,253                          311,053
   Other Liabilities (3)           9,141                           11,867                           10,922
                              ----------                       ----------                       ----------
Total
     Liabilities  . . . .      1,576,269                        1,589,276                        1,407,393
                              ----------                       ----------                       ----------
   Stockholders'
   Equity (3) . . . . . .        170,004                          147,137                          121,462
                              ----------                       ----------                       ----------
      Total
      Liabilities and
      Stockholders'
      Equity  . . . . . .     $1,746,273                       $1,736,413                       $1,528,855
                              ==========                       ==========                       ==========
Net Interest Income . . .                 $ 63,945                           $ 62,116                       $59,074
                                          ========                           ========                       =======
Net Interest Spread . . .                             3.42%                             3.39%                          3.48%
                                                     ======                            ======                         ======
Interest Rate Margin  . .                             4.13%                             4.03%                          4.29%
                                                     ======                            ======                         ======

________________________________

(1) Interest and rates on loans and securities which are nontaxable for Federal income tax purposes are presented on a taxable equivalent basis using a rate of 35% for the years ended December 31, 1994 and December 31, 1993.
(2)  Includes interest-bearing deposits with other banks.
(3) The 1994 average balance has been adjusted to exclude the effect of Statement of Financial Accounting Standards No. 115.

         The level of net interest income is the result of the relationship between the total volume and mix of interest-earning assets and the rates earned, and the total volume and mix of interest-bearing liabilities and the rates paid. The rate and volume components associated with interest-earning assets and interest-bearing liabilities can be segregated to analyze the year-to-year changes in net interest income. Changes due to rate/volume variances have been allocated between changes due to average volume and changes due to average rate based on the percentage of each to the total change of both categories. Because of changes in the mix of the components of interest-earning assets and interest-bearing liabilities, the computations for each of the components do not equal the calculation for interest-earning assets as a total and interest-bearing liabilities as a total. The following table analyzes the changes attributable to the rate and volume components of net interest income (in thousands):

                                                             1994/1993                  1993/1992
                                                 ------------------------------  -----------------------------
                                                      Increase                       Increase
                                                 (Decrease) Due to               (Decrease) Due to
                                                      Change in        Total         Change in          Total
                                                 ------------------     Net      -----------------       Net
                                                  Average  Average    Increase    Average   Average    Increase
                                                  Volume    Rate     (Decrease)   Volume      Rate    (Decrease)
                                                 --------  -------   ----------  ---------  -------   ----------
Interest Income:
  Loans . . . . . . . . . . . . . . . . . . .    $ 8,215   $  1,741   $ 9,956    $ 8,636   $ (3,317)   $ 5,319
  Investment Securities Held to Maturity  . .     (6,106)    (4,517)  (10,623)     3,341    (11,093)    (7,752)
  Investment Securities Available for Sale  .      4,446        -0-     4,446        -0-        -0-        -0-
  Trading Accounts  . . . . . . . . . . . . .        (15)         5       (10)        41         (6)        35
  Federal Funds Sold and
   Other Short-Term Investments   . . . . . .     (2,431)     1,984      (447)       564     (1,053)      (489)
   Interest-Earning Assets as a Total   . . .        378      2,944     3,322     12,017    (14,904)    (2,887)

Interest Expense:
  Interest-Bearing Transactional
   Accounts   . . . . . . . . . . . . . . . .        838        673     1,511      2,830     (3,698)      (868)
  Time Deposits . . . . . . . . . . . . . . .       (929)       514      (415)       266     (4,897)    (4,631)
  Federal Funds Purchased and
   Short-Term Borrowings  . . . . . . . . . .       (787)     1,211       424        491       (665)      (174)
  Long-Term Debt  . . . . . . . . . . . . . .        (37)        10       (27)      (224)       (32)      (256)
   Interest-Bearing Liabilities as a Total  .       (415)     1,908     1,493      4,733    (10,662)    (5,929)

Net Interest Income . . . . . . . . . . . . .    $   793   $  1,036   $ 1,829    $ 7,284   $ (4,242)   $ 3,042

Changes Due to Volume
         The increase in net interest income due to the change in average volume is attributable primarily to the growth in loan volume from 30.2% of average interest-earning assets at December 31, 1993, to 36.0% at December 31, 1994. This increase was partially offset by the decrease in the average volume of total investments and federal funds sold and short-term investments.
Average interest-bearing transaction accounts, typically the lowest cost of interest-bearing liability category, increased from 47.8% of average interest-bearing liabilities at December 31, 1993, to 51.3% at December 31, 1994. Overall, average interest-earning assets grew 0.4% from December 31, 1993, to December 31, 1994, while average interest-bearing liabilities decreased 1.2% for the same periods. Average noninterest-bearing liabilities and stockholders' equity, by comparison, grew 4.5% from December 31, 1993, to December 31, 1994.

Changes Due to Rates
         The increase in net interest income due to the change in average rates results from the change in average rates on loans being more sensitive to the increase in market rates than was the change due to average rates on interest-bearing deposits. Additionally, the increase in interest income due to the change in average rates was reduced as a result of the decreasing investment portfolio yield as maturing securities were reinvested at lower rates. Due to recent increases in market rates and the short average life of the portfolio, this trend is expected to reverse during 1995.

PROVISION FOR LOAN LOSSES
         The provision for loan losses is an amount added to the allowance against which loan losses are charged. Management determines an appropriate provision for loan losses based upon the size, quality, and concentration characteristics of the loan portfolio using both historical quantitative trends and Management's evaluation of qualitative factors including economic and industry outlooks. The Company made no provision for loan losses in 1994 and 1993 due to continued adequacy of the allowance for loan losses as a result of increased loan balances being offset by decreased nonperforming loans and net recoveries in 1994. Current trends in net charge-offs and reductions in nonperforming loans should allow for continued low levels of provisions for loan losses in the future if the regional economy remains stable.

          During 1994, the Company recorded net recoveries to the allowance for loan losses of $144 thousand, down from a net charge-off of $417 thousand in 1993. Reflecting continued improvement in the quality of the loan portfolio, the allowance for loan losses at December 31, 1994, was 1.7% of loans, net of unearned discount, compared to 1.9% at December 31, 1993. The allowance as a percent of nonperforming loans was 118.9% at December 31, 1994, as compared to 102.5% a year earlier.

NONINTEREST INCOME
         Noninterest income totaled $27.1 million in 1994, up $919 thousand or 3.5% from December 31, 1993. The following table presents a comparative analysis of the major components of noninterest income (in thousands):

                                                                               December 31,
                                                                  ---------------------------------------
                                                                                               Increase
                                                                    1994            1993       (Decrease)
                                                                  -------         -------      ----------
Service Charges and Other Fees  . . . . . . . . . . . . . . .     $14,643         $13,949          $  694
Trust Services Income . . . . . . . . . . . . . . . . . . . .       5,556           4,230           1,326
Data Processing Income  . . . . . . . . . . . . . . . . . . .       3,201           3,196               5
Securities Gains (Losses) . . . . . . . . . . . . . . . . . .        (796)             48            (844)
Other Operating Income:
   Investment Product Income  . . . . . . . . . . . . . . . .       1,241           1,615            (374)
   Safe Deposit Income  . . . . . . . . . . . . . . . . . . .         561             499              62
   Mortgage Banking Income  . . . . . . . . . . . . . . . . .         615             703             (88)
   All Other Operating Income   . . . . . . . . . . . . . . .       2,111           1,973             138
                                                                  -------         -------          ------

   Total Noninterest Income   . . . . . . . . . . . . . . . .     $27,132         $26,213          $  919
                                                                  =======         =======          ======

         Service charges and other fees increased 5.0% in 1994 resulting mainly from a full year's effect on income from the acquisitions of a branch in Richmond from another bank holding company ("Richmond Branch") on October 8, 1993, and the New First City Texas Bryan/College Station bank ("Bryan Bank") on February 28, 1993. These acquisitions, therefore, only affected the income for three months and ten months, respectively, during 1993.

         Trust services income increased 31.3% during 1994 as the assets under management increased $338.5 million to $1.0 billion. This increase can be attributed to the acquisition of the former Ameritrust Texas National Association office located in Corpus Christi from Texas Commerce Bank National Association ("Corpus Christi Trust") which added approximately $365 million in trust assets during the third quarter of 1994 and $1.0 million in trust fees during 1994. Also contributing to the increase was the timing of the acquisition of Bryan Bank as mentioned above.

         Securities losses totaled $796 thousand during 1994 as compared to gains of $48 thousand in 1993 due mainly to losses of $446 thousand on dispositions of two equity investments held by the Company's Small Business Administration ("SBA") licensed subsidiary. Also contributing to the losses were sales of securities held as available for sale in order to improve total return. These losses will be recovered in interest gains.

         Other operating income, which includes investment product income, mortgage banking income, and safe deposit income, decreased 5.4% in the aggregate during 1994. The decrease in investment product income is attributable to decreases in total commissions from a lower level of sales of fixed income securities and mutual funds due to the softness in the bond and equity markets offset partially by increased income from annuity sales to customers. Mortgage banking income decreased due to decreased refinancings resulting from increases in interest rates. These decreases were partially offset by increased safe deposit income as a result of the timing of 1993 acquisitions.

NONINTEREST EXPENSE
         Total noninterest expense decreased $2.0 million or 3.0% to $65.4 million in 1994 from $67.5 million in 1993. This decrease resulted primarily from the 1993 restructuring charge offset partially by a full year's effect in 1994 of expenses from the 1993 acquisition of the Bryan Bank and Richmond Branch and the 1994 acquisition of the Corpus Christi Trust. The 1993 restructuring charge consisted of $2.6 million in retirement and other employee benefits and $0.2 million in salaries and wages. This restructure resulted in excess of $2.0 million of expense growth savings in 1994. The following table presents a comparative analysis of the major components of noninterest expense (in thousands):

                                                                                December 31,
                                                                  ---------------------------------------
                                                                                               Increase
                                                                    1994            1993       (Decrease)
                                                                  -------         -------      ----------
Salaries and Wages  . . . . . . . . . . . . . . . . . . . . .     $25,526         $24,668        $   858
Retirement and Other
   Employee Benefits  . . . . . . . . . . . . . . . . . . . .       7,124          10,483         (3,359)
Net Occupancy Expense . . . . . . . . . . . . . . . . . . . .       5,903           5,503            400
Equipment Rental, Depreciation, and
  Maintenance . . . . . . . . . . . . . . . . . . . . . . . .       4,572           4,217            355
FDIC Insurance  . . . . . . . . . . . . . . . . . . . . . . .       3,199           3,010            189
Other Operating Expenses
   Taxes Other Than Income  . . . . . . . . . . . . . . . . .       1,738           1,962           (224)
   Marketing Expense  . . . . . . . . . . . . . . . . . . . .       1,493           1,370            123
   Operating Supplies   . . . . . . . . . . . . . . . . . . .       2,189           2,116             73
   Communication Expense  . . . . . . . . . . . . . . . . . .       1,139           1,088             51
   Postage Expense  . . . . . . . . . . . . . . . . . . . . .       1,127           1,058             69
   Outside Service Expense  . . . . . . . . . . . . . . . . .       5,189           5,860           (671)
   Amortization of Intangible Assets  . . . . . . . . . . . .       1,702           1,225            477
   All Other  . . . . . . . . . . . . . . . . . . . . . . . .       4,529           4,914           (385)
                                                                  -------         -------        --------

     Total Noninterest Expense  . . . . . . . . . . . . . . .     $65,430         $67,474        $(2,044)
                                                                  =======         =======        ========


         The previously mentioned restructuring resulted in expense growth savings in salaries and wages in 1994. These savings, however, were offset due to staffing increases related to the timing of the 1993 acquisitions, the 1994 acquisition, and normal merit increases.

         Retirement and other employee benefits decreased 32.0% during 1994 primarily as a result of the nonrecurring restructuring charge in 1993 for expenses relating to an early retirement program and decreased employee health care expense as a result of an overfunding of the health care plan at year-end 1993. Future employee health care expenses are anticipated to increase due to rising health care costs and increased claims.

         Net occupancy expense increased 7.3% during 1994 primarily as a result of the timing of the 1993 acquisitions and the 1994 acquisition.

         Equipment rental, depreciation, and maintenance expense increased 8.4% during 1994 resulting primarily from an increase in equipment rental expenses due to upgrades and increased capacity by the data processing subsidiary to accommodate the growth from acquisitions. The timing of the 1993 acquisitions and the 1994 acquisition also contributed to this increase.

         Federal Deposit Insurance Corporation ("FDIC") insurance expense increased $189 thousand or 6.3% during 1994 due to increased deposits obtained
in the 1993 acquisitions.   The Company's primary subsidiary, Victoria Bank &
Trust Company ("the Bank"), has been notified by the FDIC that its assessment rate for 1995 will remain at the lowest level risk-based premium available. This assessment level requires the Bank to be both well capitalized, as defined by the FDIC, and in good standing with its regulators. The FDIC has indicated that due to stability in the Bank Insurance Fund, insurance premiums may be reduced in the second half of 1995.

         Taxes other than income decreased 11.4% during 1994 as a result of decreases in ad valorem taxes on premises and personal property due to a refund for prior year taxes and a reduction of current year taxes, both resulting from a correction of the appraised tax values on various bank assets.

         Marketing, operating supplies, communication, and postage expenses all increased during 1994 as a result of the timing of acquisitions.

         Outside service expense decreased 11.5% during 1994 primarily due to the 1993 expenses incurred as a result of the conversions relating to the 1993 acquisitions.

         Amortization of intangible assets increased 38.9% primarily as a result of the 1994 acquisition of the Corpus Christi Trust and the full year's effect of the 1993 acquisitions.

         All other noninterest expense decreased 7.8% due primarily to a reduction in expenses related to other loan related assets as a result of a decrease in the level of foreclosed property.

INCOME TAXES
         For the year ended December 31, 1994, the Company's provision for federal income taxes was $8.6 million compared to $6.9 million for the year ended December 31, 1993. As previously mentioned, on January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," resulting in the Company recording a deferred tax asset of $4.8 million at the beginning of 1993. After recognition of these deferred tax assets, the Company returned to a statutory tax rate.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD
         During 1993, the Company recognized $4.8 million as the cumulative effect of change in accounting method as the result of the adoption of Financial Accounting Standards No. 109 discussed earlier.

CAPITAL MANAGEMENT
         The Federal Reserve Board has adopted a system using the internationally consistent risk-based capital adequacy guidelines to evaluate the capital adequacy of bank holding companies. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. Certain off-balance sheet items, which previously were not expressly considered in capital adequacy computations, are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning them to the appropriate risk weight.

         The guidelines require that banking organizations achieve minimum ratios of total capital-to-risk-weighted assets of 8.0% (of which at least 4.0% should be in the form of certain "Tier 1" elements). Total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with "Tier 2" being limited to 100 percent of "Tier 1." For bank holding companies, "Tier 1" capital includes, with certain restrictions, common stockholders' equity, perpetual preferred stock, and minority interests in consolidated subsidiaries. "Tier 2" capital includes, with certain limitations, certain forms of perpetual preferred stock, as well as maturing capital instruments and the allowance for loan losses.

         At December 31, 1994, the Company's ratios of "Tier 1" and total capital to risk-weighted assets were 17.54% and 18.69%, respectively. Both ratios significantly exceed regulatory minimums.

         The following table summarizes the Company's Tier 1 and Total Capital (dollars in thousands):

                                                                      December 31, 1994
                                                                 ------------------------------
                                                                  Amount                 Ratio
                                                                 --------                ------

Tier 1 Capital  . . . . . . . . . . . . . . . . . . . . . . .    $150,478                17.54%
Tier 1 Capital Minimum Requirement  . . . . . . . . . . . . .      34,326                 4.00
                                                                 ---------               ------

Excess Tier 1 Capital . . . . . . . . . . . . . . . . . . . .    $116,152                13.54%
                                                                 ========                ======

Total Capital . . . . . . . . . . . . . . . . . . . . . . . .    $160,360                18.69%
Total Capital Minimum Requirement . . . . . . . . . . . . . .      68,652                 8.00
                                                                 --------                ------

Excess Total Capital  . . . . . . . . . . . . . . . . . . . .    $ 91,708                10.69
                                                                 ========                ======
Risk Adjusted Assets,
  Net of Goodwill . . . . . . . . . . . . . . . . . . . . . .    $857,779
                                                                 ========


         In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC use a "leverage ratio" as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The "leverage ratio" is defined to be a company's "Tier 1" capital divided by its adjusted average total assets. The leverage ratio adopted by the federal banking agencies requires a ratio of 3.0% for banks with a CAMEL rating of 1. All other institutions will be expected to maintain a 100 to 200 basis point cushion, i.e., these institutions will be expected to maintain a leverage ratio of 4.0% to 5.0%. The Company's leverage ratio at December 31, 1994, was 8.75%, which also significantly exceeds the regulatory minimum.

         The FDIC maintains final rules on capital adequacy ranging in five categories from critically undercapitalized to well-capitalized. A well-capitalized company is one that maintains total capital to risk-weighted assets of at least 10%, a "Tier 1" total capital to risk-weighted assets of at least 6%, and a leverage ratio of 5%. The Company's ratios substantially exceed the regulatory minimums required under the well-capitalized category.

LIQUIDITY MANAGEMENT
         To a business enterprise, liquidity is the ability to generate cash to meet financial obligations and opportunities. For a banking organization, these obligations arise from a wide variety of sources, most prominent among them being withdrawals of deposits, repayment upon maturity of purchased funds, payment of operating expenses, and payment of dividends.

         Sources of liquidity are also maintained to enable the Company to take advantage of opportunities in loan and investment markets and to provide substantial flexibility against unforeseeable cash requirements that can occur in times of volatile financial markets. The Company believes it has adequate sources of liquidity.

         The Company paid cash dividends of $4.1 million and $2.9 million to holders of common stock during 1994 and 1993, respectively. The Company has paid cash dividends for eleven consecutive quarters. In March 1994, cash dividends were increased from $.10 per share to $.13 per share, representing a 30% increase. In January 1995, the Company declared a $.16 per share quarterly dividend, an increase of 23%, and a special $.09 per share dividend, both of which will be paid on February 14, 1995.

         An integral part of the Company's liquidity management is the funding of the Bank, which derives its source of fundings predominately from deposits within its marketing area. The customer base for deposits is diversified among correspondent banks, individuals, partnerships and corporations, and public entities. This diversification helps the Company avoid dependence on large concentrations of funds. The Company does not, as a matter of policy, place certificates of deposit through brokers. The Company's percentage of time certificates of deposit over $100,000 to time deposits increased to 19.8% in 1994 from 18.8% in 1993. This increase was the result of customers moving funds into time deposits as interest rates increased during 1994.

         The table below sets forth the maturity distribution based on remaining maturities of certificates of deposit of $100,000 or more issued by the Bank (in thousands):

                                                                            December 31,
                                                                   -------------------------------
                                                                     1994                   1993
                                                                   --------               --------

Maturing in 3 Months or Less  . . . . . . . . . . . . . . .  .      $ 40,158              $ 40,952
Maturing in Over 3 Through 6 Months . . . . . . . . . . . .  .        19,131                20,040
Maturing in Over 6 Through 12 Months  . . . . . . . . . . .  .        23,541                18,390
Maturing in Over 12 Months  . . . . . . . . . . . . . . . .  .        14,239                10,488
                                                                    --------              --------

   Total  . . . . . . . . . . . . . . . . . . . . . . . . .  .      $ 97,069              $ 89,870
                                                                    ========              ========


INTEREST RATE SENSITIVITY
         The objectives of monitoring and managing the interest rate risk position of the balance sheet are to contribute to earnings and to minimize the adverse changes in net interest income. The potential for earnings to be affected by changes in interest rates is inherent in a financial institution.

         Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to the repricing characteristics of assets and liabilities. An asset sensitive position in a given period will result in more assets being subject to repricing; therefore, market interest rate changes will be reflected more quickly in asset rates. If interest rates rise, such a position will have a positive effect on net interest income. Conversely, in a liability sensitive position, where liabilities reprice more quickly than assets in a given period, a rise in rates will have an adverse effect on net interest income.

         One way to analyze interest rate risk is to evaluate the balance of the interest rate sensitivity position. A mix of assets and liabilities that are roughly equal in volume and repricing represents a matched interest rate sensitivity position. Any excess of assets or liabilities in a particular period results in an interest rate sensitivity gap. The following table presents the interest rate sensitivity position of the Company at December 31, 1994 (dollars in thousands).

                                                                                                        Over One
                                                             Rate Sensitive Within                      Year and
                                       ----------------------------------------------------------        Nonrate
                                       30-Day      90-Day     180-Day      One Year       Total         Sensitive     Total
                                       -------     -------    -------      --------      --------       ---------    -------

Earning Assets:
  Loans, Net of Unearned Discount..    $244,112    $28,186    $41,055      $ 59,846       $373,199      $199,537     $  572,736
  Investment Securities . .........     114,400     64,541     55,529       121,885        356,355       501,467        857,822
  Federal Funds Sold and Other
  Short-Term Investments...........     114,212        -0-        -0-           -0-        114,212           -0-        114,212
  Other Earning Assets.............         346        -0-        -0-           -0-            346           -0-            346
                                       --------    -------    -------      --------       --------      --------     ----------

     Total Earning Assets .........     473,070     92,727     96,584       181,731        844,112       701,004      1,545,116

Interest-Bearing Liabilities:
  Interest-Bearing
    Transactional Accounts.........     297,620        -0-        -0-           -0-        297,620       314,250        611,870
  Time Deposits....................      74,509     88,786    107,652       111,414        382,361       106,703        489,064
  Fed Funds Purchased and Other
    Short-Term Borrowings..........      96,052         26         39            81         96,198           -0-         96,198
  Long-Term Debt...................         -0-        -0-        -0-           -0-            -0-         1,720          1,720
                                       --------    -------    -------      --------       --------      --------     ----------

     Total Interest-Bearing
        Liabilities................     468,181     88,812    107,691       111,495        776,179       422,673      1,198,852
                                       --------    -------    -------      --------       --------      --------     ----------

Interest Sensitivity Gap...........    $  4,889    $ 3,915   $(11,107)     $ 70,236       $ 67,933
                                       ========    =======   ========      ========       ========

Ratio of Earning Assets to
  Interest-Bearing Liabilities.....      101.04%    104.41%     89.69%       162.99%        108.75%
                                       ========    =======   ========      ========       ========


         The Company had an asset sensitivity gap position in the 30-day period of $4.9 million. The cumulative rate sensitive gap position at one year was an asset sensitive position of $67.9 million, which indicates that the Company may benefit from rising interest rates; conversely falling interest rates may have a negative impact upon the Company.

         The Company undertakes this interest rate sensitivity analysis to monitor the potential risk on future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions. However, this type of analysis is as of a point-in-time position, when in fact that position can quickly change as market conditions, customer needs, and management strategies change. Thus, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.

          The Company's Asset and Liability Committee reviews monthly the consolidated rate sensitivity positions along with simulation and duration models, and makes adjustments as needed to control the Company's interest rate risk position.

         The Company's investment policy does not permit the use of derivative financial instruments or the purchase of structured notes.

LOAN PORTFOLIO
         The Company's loans are widely diversified by borrower and industry group. The following summary shows the composition of the loan portfolio for the five years ended December 31, 1994 (dollars in thousands):

                                                                         December 31,
                              --------------------------------------------------------------------------------------------------
                                    1994                 1993                1992                1991               1990
                              ------------------  -----------------   -----------------   ------------------   ------------------
                               Amount    Percent   Amount   Percent    Amount   Percent    Amount    Percent    Amount    Percent
                              --------   -------  --------  -------   --------  -------   --------   -------   --------   -------
Loans Secured Primarily by
  Real Estate:
   Construction and
     Land Development . . . . $ 17,607     3.05%  $ 22,506    4.20%   $ 10,846    2.95%   $ 10,017     2.62%   $  7,967     2.18%
   Other Real Estate
     Loans  . . . . . . . . .  230,991    40.04    202,263   37.77     129,869   35.29     145,508    38.11     150,531    41.12
Agricultural  . . . . . . . .   36,861     6.39     34,005    6.35      25,452    6.91      23,922     6.27      17,923     4.90
Commercial and Industrial
   Loans  . . . . . . . . . .  117,353    20.34    109,863   20.52      77,214   20.98      89,231    23.37      91,566    25.01
Consumer Loans  . . . . . . .  171,459    29.72    162,472   30.34     117,282   31.86     104,589    27.40      86,261    23.57
Loans to Financial
   Institutions and
   all Other Loans  . . . . .    2,671     0.46      4,410    0.82       7,381    2.01       8,502     2.23      11,791     3.22
                              --------   ------   --------  ------    --------  ------    --------   ------    --------   ------
Total Loans . . . . . . . . .  576,942   100.00%   535,519  100.00%    368,044  100.00%    381,769   100.00%    366,039   100.00%
                                         ======             ======              ======               ======               ======
Less:
   Unearned Discount  . . . .   (4,206)             (8,814)             (8,024)             (7,605)                       (6,467)
   Allowance for Loan Losses    (9,882)             (9,738)             (9,855)            (11,290)                      (13,043)
                              --------            --------            --------            --------                      --------
Net Loans . . . . . . . . . . $562,854            $516,967            $350,165            $362,874                      $346,529
                              ========            ========            ========            ========                      ========


        Maturities in the Company's loan portfolio at December 31, 1994, are summarized below (in thousands):


                                                                              Due            Due
                                                                Due in     After One        After
                                                               One Year     Through         Five
                                                               or Less     Five Years       Years       Total
                                                               --------    ----------     --------    --------
Loans Secured Primarily by Real Estate:
  Construction and Land Development   . . . . . . . . . . .    $ 16,798      $    210     $    599    $ 17,607
  Other Real Estate Loans   . . . . . . . . . . . . . . . .      37,419        89,207      104,365     230,991
Agricultural  . . . . . . . . . . . . . . . . . . . . . . .      30,500         6,284           77      36,861
Commercial and Industrial Loans . . . . . . . . . . . . . .      65,977        44,146        7,230     117,353
Consumer Loans  . . . . . . . . . . . . . . . . . . . . . .      75,905        94,292        1,262     171,459
Loans to Financial Institutions and all Other Loans . . . .       1,136         1,025          510       2,671
                                                               --------      --------     --------    --------
  Total   . . . . . . . . . . . . . . . . . . . . . . . . .    $227,735      $235,164     $114,043    $576,942
                                                               ========      ========     ========    ========

         The maturities presented above are based upon contractual maturities. The Company has no set rollover policy. Many of these loans are made on a short-term basis with the possibility of renewal at time of maturity. All loans, however, are reviewed on a continuous basis for creditworthiness. The total amount of loans due after one year which have fixed, floating, or adjustable rates is as follows (in thousands):

                                                                                         December 31, 1994
                                                                                         -----------------

Loans Having Predetermined Interest Rates . . . . . . . . . . . . . . . . . . . . . . . .      $194,966
Loans Having Floating or Adjustable Interest Rates  . . . . . . . . . . . . . . . . . . .       154,241
                                                                                               --------

   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $349,207
                                                                                               ========


ALLOWANCE FOR LOAN LOSSES
         The allowance for loan losses represents Management's estimate necessary to provide for losses incurred in the loan portfolio. In making this determination, Management analyzes the ultimate collectibility of the Company's loan portfolio, incorporating feedback provided by the internal loan review staff and provided by examinations performed by regulatory agencies.
Management makes an ongoing evaluation as to the adequacy of the allowance for loan losses. To establish the appropriate level of the allowance, all loans (including nonperforming loans), commitments to extend credit and standby letters of credit are reviewed and classified as to potential loss exposure. Specific allowances are then established for those loans, commitments to extend credit or standby letters of credit with identified loss exposure and an additional allowance is maintained based upon the size, quality, and concentration characteristics of the remaining loan portfolio using both historical quantitative trends and Management's evaluation of qualitative factors including future economic and industry outlooks.

         The determination by Management of the appropriate level of the allowance amounted to $9.9 million at December 31, 1994. The allowance for loan losses is based on estimates, and ultimate losses will vary from the current estimates. These estimates are reviewed monthly and as adjustments, either positive or negative, become necessary they are reported in earnings in the periods in which they become known. A detailed analysis of the Company's allowance for loan losses for the past five years is shown below (in thousands):

                                                                     Year Ended December 31,
                                             ---------------------------------------------------------------
                                              1994          1993          1992            1991          1990
                                             ------       -------       -------         -------       -------
Balance at Beginning of Period  . . . . .    $ 9,738      $ 9,855       $11,290         $13,043       $15,250
Provision for Loan Losses . . . . . . . .        -0-          -0-           174             107         2,543
Reserves on Purchased Loans . . . . . . .        -0-          300           -0-             160           534
Charge-offs:
   Real Estate Loans  . . . . . . . . . .         64          304         1,038             978         2,513
   Agricultural   . . . . . . . . . . . .          4           20            66              69           287
   Commercial and Industrial Loans  . . .        121          369           909             840         2,642
   Consumer Loans   . . . . . . . . . . .        564          892           908           1,061         1,156
   Loans to Financial Institutions
   and all Other Loans  . . . . . . . . .        -0-          -0-           -0-             935           865
                                             -------      -------       -------         -------       -------
     Total Charge-Offs  . . . . . . . . .        753        1,585         2,921           3,883         7,463
                                             -------      -------       -------         -------       -------

Recoveries:
   Real Estate Loans  . . . . . . . . . .        304          289           132             430           480
   Agricultural   . . . . . . . . . . . .         53            6            19              71           191
   Commercial and Industrial Loans  . . .        131          466           397           1,033         1,084
   Consumer Loans   . . . . . . . . . . .        409          407           539             265           400
   Loans to Financial Institutions
   and all Other Loans  . . . . . . . . .        -0-          -0-           225              64            24
                                             -------      -------       -------         -------       -------
     Total Recoveries   . . . . . . . . .        897        1,168         1,312           1,863         2,179
                                             -------      -------       -------         -------       -------

Net Charge-Offs (Recoveries)  . . . . . .       (144)         417         1,609           2,020         5,284
                                             -------      -------       -------         -------       -------

Balance at End of Period  . . . . . . . .    $ 9,882      $ 9,738       $ 9,855         $11,290       $13,043
                                             =======      =======       =======         =======       =======

         The following table reflects certain historical statistics of the Company relating to the relationship among loans (net of unearned discount), net charge-offs, and the allowance for loan losses (dollars in thousands):

                                                                Year Ended December 31,
                                             ----------------------------------------------------------------
                                               1994         1993          1992            1991          1990
                                             --------     --------      --------        --------      --------
Balances:
Average Loans, Net of Unearned Discount .    $557,821     $465,901      $368,330        $366,888      $367,849
Loans, Net of Unearned Discount . . . . .     572,736      526,705       360,020         374,164       359,572
Net Charge-Offs (Recoveries)  . . . . . .        (144)         417         1,609           2,020         5,284
Allowance for Loan Losses . . . . . . . .       9,882        9,738         9,855          11,290        13,043
Nonperforming Assets  . . . . . . . . . .      10,769       14,699        19,872          28,692        40,040
Nonperforming Loans . . . . . . . . . . .       8,308        9,501        11,349          16,600        24,332
Ratios:
Net Charge-Offs (Recoveries) to:
  Average Loans, Net of Unearned Discount       (.03%)        .09%          .44%            .55%         1.44%
  Loans, Net of Unearned Discount   . . .       (.03%)        .08%          .45%            .54%         1.47%
  Allowance for Loan Losses   . . . . . .      (1.46%)       4.28%        16.33%          17.89%        40.51%
Allowance for Loan Losses to:
  Loans, Net of Unearned Discount   . . .       1.73%        1.85%         2.74%           3.02%         3.63%
  Nonperforming Assets  . . . . . . . . .      91.76%       66.25%        49.59%          39.35%        32.57%
  Nonperforming Loans   . . . . . . . . .     118.95%      102.49%        86.84%          68.01%        53.60%

         The table below shows an allocation of the allowance for loan losses by major categories of loans for the five years ended December 31, 1994. Definitions of types of loans are based on bank regulatory agency instructions for "Call Reports." Historically, the allowance for loan losses related to commitments to extend credit and standby letters of credit has not been material. Allocations as of year-end, which are not indicative of conditions at any other date and do not restrict or dictate allocations at future dates, are as follows (dollars in thousands):

                                                   Commercial             Financial
                             Real                     and                Institutions
                            Estate   Agricultural  Industrial  Consumer   and Other     Unallocated   Total
                            ------   ------------  ----------  --------  ------------   -----------  -------
December 31, 1994:
  Allowance   . . . .      $2,812      $ 283       $1,401      $3,584     $   23         $1,779      $ 9,882
  Percentage of Loans        1.13%       .77%        1.19%       2.09%       .86%                       1.73%
December 31, 1993:
  Allowance   . . . .       3,066        395        1,708       2,787         29          1,753        9,738
  Percentage of Loans        1.36%      1.16%        1.55%       1.72%       .66%                       1.85%
December 31, 1992:
  Allowance   . . . .       2,675        344        1,703       3,242        117          1,774        9,855
  Percentage of Loans        1.90%      1.35%        2.21%       2.76%      1.59%                       2.74%
December 31, 1991:
  Allowance   . . . .       3,472        475        2,800       2,517        140          1,886       11,290
  Percentage of Loans        2.23%      1.99%        3.14%       2.41%      1.65%                       3.02%
December 31, 1990:
  Allowance   . . . .       3,485        422        3,494       2,329      1,249          2,064       13,043
  Percentage of Loans        2.20%      2.35%        3.82%       2.70%     10.59%                       3.63%


All percentages are calculated using loans net of unearned discount.

NONPERFORMING ASSETS
         The Company's nonperforming assets consist of nonaccrual loans and troubled debt restructurings, other real estate, other assets which have been repossessed or acquired through workout situations, and loans foreclosed in-substance.

         The following table discloses information regarding nonperforming assets for each of the last five years (in thousands):

                                                                             December 31,
                                                       ------------------------------------------------------
                                                         1994        1993        1992        1991        1990
                                                       -------     -------     -------     -------     -------
Nonaccrual Loans (1)  . . . . . . . . . . . . . .      $ 7,691     $ 8,902     $10,626     $15,833     $23,179
Troubled Debt Restructurings (1)  . . . . . . . .          617         599         723         767       1,153
Other Loan Related Assets . . . . . . . . . . . .        2,461       5,198       8,523      12,092      15,708
                                                       -------     -------     -------     -------     -------
Total Nonperforming Assets  . . . . . . . . . . .      $10,769     $14,699     $19,872     $28,692     $40,040
                                                       =======     =======     =======     =======     =======
Loans 90 Days or More Past Due and
  Still Accruing  . . . . . . . . . . . . . . . .      $   427     $   471     $ 4,150     $ 1,157     $ 2,862
                                                       =======     =======     =======     =======     =======

_______________
(1)  See also Note 5 of Notes to Financial Statements for interest foregone.

         Total nonperforming assets, which include nonperforming loans and other nonperforming assets, totaled $10.8 million or 1.9% of total loans and other nonperforming assets at December 31, 1994, as compared with $14.7 million or 2.8% of total loans and other nonperforming assets at December 31, 1993. Total nonperforming assets represented 0.6% and 0.8% of the total assets at December 31, 1994 and December 31, 1993, respectively. The Company anticipates a continued low level of nonperforming assets if the regional economy remains stable. The total amount of loans past due 90 days or more and still accruing, totaled $427 thousand at December 31, 1994, compared to $471 thousand at December 31, 1993.

NONPERFORMING LOANS
         The Company's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on a nonaccrual basis when there are serious doubts regarding the complete collectibility of principal and interest. Amounts received on nonaccrual loans generally are applied first to principal and then to interest after all principal has been collected. Troubled debt restructurings are those for which concessions, including reduction of interest rates or deferral of interest or principal, have been granted, due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Loans which are 90 days delinquent but are well secured and in the process of collection are not included in nonperforming loans.

         Any loans classified for regulatory purposes that have not been included in nonperforming loans will not in Management's view, materially impact future operating results, liquidity, or capital resources.

         In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Together, these standards require that when a loan is impaired, a creditor shall measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the fair value of the collateral if the loan is collateral dependent or the loan's observable market price. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The new standards also require certain disclosures regarding impaired loans. The Company adopted these standards effective January 1, 1995. Loans classified as "in-substance foreclosures" were reclassified to nonaccrual loans at that time. The adoption of these accounting standards did not have a material effect on the Company's consolidated financial position or results of operations since the Company's recognition and measurement policies regarding nonperforming loans are materially consistent with the accounting requirements for impaired loans.

Other Nonperforming Assets
         Other nonperforming assets consist of real estate acquired through loan foreclosures or other workout situations and other assets acquired through repossessions. In addition, other nonperforming assets include in-substance foreclosed loans for which the Company bears the risks of property ownership and there is little likelihood of the borrower being able to repay the loan through means other than foreclosure and sale of the property. Such loans are carried as other loan related assets as if they had been formally foreclosed or repossessed.
According to Company policy all other loan related assets with a value of $100 thousand or over are appraised on an annual basis by an independent appraisal service.

LOAN CONCENTRATIONS AND REGIONAL ECONOMY
         The economy of the market area served by the Company is characterized by petroleum and natural gas production and sales of related supplies and services, petrochemical operations, light and medium manufacturing operations, agribusiness, and tourism. The agricultural businesses are highly diversified, including beef and dairy cattle, poultry, cotton, and a variety of grain crops. Also, through the acquisition of the Bryan Bank in 1993, the Company expanded into an area positively affected by a major educational center. In general, real estate values, as well as real estate development and sales activities, tend to reflect a region's economic environment. The Texas real estate environment continues to show improvement. Management believes that the loans in the real estate portfolio are generally adequately supported by market prices or other credit factors. The Company has no foreign loans, and, therefore, is not directly affected by current international developments, including recent events in Mexico.

         Real estate loans totaling $248.6 million comprised approximately 43.1% of the loan portfolio at December 31, 1994, of which 2.7% was nonperforming. At December 31, 1993, real estate loans totaled $224.8 million comprising 42.0% of the loan portfolio, of which 3.3% was nonperforming. The majority of the Company's real estate loans are secured by property located in the nonmetropolitan areas in which the Company operates. The Company's real estate loan portfolio is comprised of interim construction, residential, commercial building, farm acreage, vacant lot, and land development loans. Permanent residential loans make up approximately 40% of the total real estate loans.

         Consumer loans totaled $171.5 million at December 31, 1994 (approximately 29.7% of the loan portfolio), .5% of which were nonperforming. These consumer loans include approximately $84.5 million in loans originated through automobile dealers. At December 31, 1993, consumer loans totaled $162.5 million (approximately 30.3% of the loan portfolio), 0.5% of which were nonperforming.

         Agricultural loans, exclusive of loans secured by farm acreage which are categorized by the Company as real estate loans, totaled $36.9 million at December 31, 1994, or approximately 6.4% of the Company's loan portfolio, of which .09% were nonperforming. At December 31, 1993, agricultural loans totaled $34.0 million comprising approximately 6.4% of the Company's loan portfolio, of which 1.7% were nonperforming. Risks in this area revolve around price fluctuations and possible crop failures brought on by severe weather.

         The Company's energy loans, included in the commercial and industrial loan category, were approximately $1.7 million at December 31, 1994, or .3% of the loan portfolio of which 2.3% were nonperforming. At December 31, 1993, energy loans totaled $1.6 million comprising approximately .3% of the loan portfolio, of which all were performing. The majority of the Company's energy loan portfolio are loans to energy service companies as opposed to loans secured by oil and gas reserves.

INVESTMENT SECURITIES
         The book and market values of investment securities held by the Company as of the dates indicated are summarized as follows (in thousands):

                                                                        December 31,
                                                          ---------------------------------------
                                                            1994            1993            1992
                                                          --------        --------        -------
Book Value:
    Held to Maturity:
      U. S. Government and
        Government Agency . . . . . . . . . . . .  . .    $621,068        $679,513       $701,230
      State and Political Subdivisions . . . . . . . .      33,564           3,428          5,057
      Investment Grade Corporate Bonds  . . . . .  . .      91,004         114,196         69,502
      Mortgage-Backed Securities  . . . . . . . .  . .       4,959           9,343         11,643
      Other (1) . . . . . . . . . . . . . . . . .  . .         -0-             -0-          1,397
    Available for Sale:
      U.S. Government . . . . . . . . . . . . . .  . .      96,190          82,522            -0-
      State and Political Subdivisions  . . . . .  . .       4,737             -0-            -0-
      Other (1) . . . . . . . . . . . . . . . . .  . .       6,300           6,836            -0-
                                                          --------        --------       --------
         Total  . . . . . . . . . . . . . . . . .  . .    $857,822        $895,838       $788,829
                                                          ========        ========       ========
Market Value: . . . . . . . . . . . . . . . . . .  . .    $839,377        $906,466       $808,024
                                                          ========        ========       ========

_____________________

(1)  Includes Federal Reserve Stock, other bonds, and corporate stocks.

         The investment portfolio, which is the largest segment of the Company's earning asset base (56%), is being managed to minimize interest rate risk, maintain sufficient liquidity and maximize return. Investment securities held to maturity are purchased with the intent and ability of the Company to hold them to maturity as evidenced by the strong capital position of the Company and short maturity of the portfolio. The Company's financial planning anticipates income streams based on normal maturity and reinvestment. The short duration of the portfolio provides adequate liquidity through normal maturities. Investment securities available for sale are purchased with the intent to provide liquidity and to increase returns. The Company does not engage in trading in either the investment securities held to maturity or investment securities available for sale categories.

         Held to maturity securities with unrealized gains at December 31, 1994, constituted 12.2% of the portfolio, securities with unrealized losses constituted 86.9% of the portfolio with the remaining portfolio consisting of securities with no unrealized gains or losses. At December 31, 1993, securities with unrealized gains constituted 62.5% of the portfolio, securities with unrealized losses constituted 21.1% of the portfolio, and the remaining portfolio consisted of securities with no unrealized gains or losses. At December 31, 1994, available for sale securities had an aggregate unrealized holding loss of $2.4 million. The unrealized holding losses, net of tax, of $1.5 million are recorded in stockholders' equity. At December 31, 1993, available for sale securities had an aggregate unrealized holding gain of $345 thousand. The unrealized holding gains, net of tax, of $224 thousand are recorded in stockholders' equity. See Note 4 to the Financial Statements.

         The average maturity of the portfolio was 1.73 years at December 31, 1994, compared to 1.78 years at December 31, 1993. These average maturities take into consideration both expected prepayments and cash flows. The relative short duration of the portfolio improves the liquidity of the Company and minimizes the interest rate risk associated with a longer maturity portfolio. All of the securities are investment grade or better with over 83% of the portfolio being U.S. Government or Government Agency obligations.

         The following table shows as of December 31, 1994, the distribution and yields of the Company's investment securities. These values represent contractual maturities, but actual repayments and yields are dependent upon monthly cash flows and prepayments. The yields have been calculated using weighted average amortized cost and are not presented on a fully taxable equivalent basis (dollars in thousands).

                                          US Govt.    State &     Investment     Mortgage-
                                          & Govt.    Political    Grade Corp.     Backed
                                          Agency    Subdivision      Bonds      Securities   Other     Total
                                          -------   -----------   -----------   ----------  -------  --------
Due Within One Year
   Market Value   . . . . . . . . . .     $186,004    $ 6,028      $30,602       $  -0-     $ 6,300  $228,934
   Book Value:
     Held to Maturity   . . . . . . .      158,345      6,034       30,791          -0-         -0-   195,170
     Available for Sale   . . . . . .       29,036        -0-          -0-          -0-       6,300    35,336
   Yield  . . . . . . . . . . . . . .         4.87%      7.92%        4.80%        0.00%       4.18%     4.92%
Due After One But Within Five Years .
   Market Value   . . . . . . . . . .      403,910      9,193       50,211          -0-         -0-   463,314
   Book Value:
     Held to Maturity   . . . . . . .      347,326      9,051       51,175          -0-         -0-   407,552
     Available for Sale   . . . . . .       67,154        302          -0-          -0-         -0-    67,456
   Yield  . . . . . . . . . . . . . .         5.48%      7.66%        5.49%        0.00%       0.00%     5.52%
Due After Five But Within Ten Years
   Market Value   . . . . . . . . . .       22,724     20,171        8,836          -0-         -0-    51,731
   Book Value:
     Held to Maturity   . . . . . . .       23,535     18,285        9,038          -0-         -0-    50,858
     Available for Sale   . . . . . .          -0-      2,554          -0-          -0-         -0-     2,554
   Yield  . . . . . . . . . . . . . .         6.00%      7.36%        5.56%        0.00%       0.00%     6.46%
Due After Ten Years
   Market Value   . . . . . . . . . .       88,611      2,056          -0-        4,731         -0-    95,398
   Book Value:
     Held to Maturity   . . . . . . .       91,862        194          -0-        4,959         -0-    97,015
     Available for Sale   . . . . . .          -0-      1,881          -0-          -0-         -0-     1,881
   Yield  . . . . . . . . . . . . . .         6.59%      6.25%        0.00%        7.05%       0.00%     6.61%

1993 COMPARED TO 1992
         The following discussion highlights the major changes affecting the operations and financial condition of the Company for the two years ended December 31, 1993. Unless the context otherwise requires, the "Company" refers to Victoria Bankshares, Inc., and its subsidiaries. The discussion should be read in conjunction with the consolidated financial statements, accompanying notes, and selected financial data appearing elsewhere in this report.

OVERVIEW OF OPERATIONS
         For the year ended December 31, 1993, the Company reported earnings of $18.5 million compared to $19.1 million for the year ended December 31, 1992, a decrease of 3.0%. Primary earnings per share were $2.50 for 1993 compared to $2.69 for 1992. The year of 1993 was highlighted by four events which had a material effect on 1993: (i) a change in the method used to account for income tax, (ii) a restructuring of the branch and lending functions, (iii) two acquisitions, and (iv) a common stock offering of 835,000 shares. Each of these events will be described in the paragraphs below.

         On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The cumulative effect of this change in accounting method resulted in the recognition of $4.8 million of income. Even though this recognition had a material impact on 1993's financial results, its effect on the comparison of results of operation between 1993 and 1992 is offset by the utilization of net operating loss carryforwards during 1992. This is best indicated by comparing federal income tax expense less the effect of this accounting change ($2.1 million) in 1993 against federal income tax expense less utilization of net operating loss ($1.8 million) in 1992. The two amounts represent 10.2% and 8.8% of income before taxes in 1993 and 1992, respectively. The Company will record income taxes at the statutory rate (currently 35%) less permanent differences in future years. This will have a negative effect on future years' net income.

         On June 28, 1993, the Company announced a $2.8 million dollar charge against earnings which represented the cost of restructuring its branch and lending functions. This one-time charge is expected to reduce future expense growth by $2.4 million annually. The financial benefit of this restructuring began to be realized in the fourth quarter of 1993. Disregarding this one-time charge, income before tax increased 11.9% over 1992. In addition to the related cost savings, the Company anticipates the restructuring to positively affect loan growth and the sale of financial products as the branch and lending functions increase their focus on the customer.

         On February 28, 1993, the Company acquired from the Federal Deposit Insurance Corporation ("FDIC") the New First City Bryan/College Station ("Bryan Bank"). This acquisition, the largest in the Company's history, increased loans by approximately 32.6%, core deposits by approximately 17.9%, and trust assets under management by approximately 27.3%. In addition to growth in revenue producing accounts, Bryan/College Station became the largest market serviced by the Company. Also, on October 8, 1993, the Company acquired from another bank holding company a branch office in Richmond ("Richmond Branch"). Even though smaller in size ($41 million in deposits and $16 million in loans) the potential of this acquisition results from the expansion into Fort Bend County which has been one of the fastest growing counties in the United States during the 80's and 90's. The Bryan Bank acquisition had a greater effect on the financial results of 1993 than the Richmond Branch acquisition due to size and timing during the year. Management believes these acquisitions will continue to have a positive impact on the Company's financial results in the future.

         On August 4, 1993, the Company completed a registered offering of 835,000 shares of common stock. Investor interest in the public portion of the offering exceeded expectations and was oversubscribed. Net proceeds from the offering were $18.1 million, after deducting expenses related to the offering. $3.0 million of the proceeds were used to retire all remaining long-term debt. The remaining proceeds provide capital for future acquisition opportunities.

         Other factors contributing to the net income of 1993, compared to 1992, include an increase in net interest income, improved asset quality, the growth of noninterest income, and containment of noninterest expense. However, the interest rate margin decreased in 1993 as the positive effects of the declining market rates slowed and maturing investment securities were reinvested at lower yields.

         The Company continues to be well-capitalized. At December 31, 1993, the Company's ratio of total capital-to-risk-weighted-assets was 18.62% and its leverage ratio was 8.4%, both of which significantly exceed the minimum regulatory requirements.

NET INTEREST INCOME
         Net interest income and net interest spread is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. For analytical purposes, net interest income for 1993 is adjusted to a "fully taxable equivalent" basis to recognize the income tax savings on tax-exempt items. Net interest income for 1992 is not recorded on a "fully taxable equivalent" basis because the Company did not realize the benefit of tax-exempt income during this period. Net interest income increased to $62.1 million in 1993, an increase of 5.1% from the $59.1 million reported in 1992.

         The decrease of $5.2 million of nonperforming assets had a positive impact on the net interest margin. Interest income foregone on nonperforming loans declined to $.7 million in 1993 as compared to $.9 million in 1992. Additionally, the interest carrying cost (based on the Company's average cost of federal funds purchased) of other loan-related assets decreased to $190 thousand in 1993 from $317 thousand in 1992.

         As the table presented on page 20 illustrates, the interest rate margin decreased 26 basis points to 4.03% in 1993 from 4.29% in 1992.

         The table presented on page 21 analyzes the changes attributable to the rate and volume components of net interest income.

Changes Due to Volume
         The increase in net interest income due to the change in average volume is attributable primarily to the increase in average volume of interest-earning assets, principally loans from the acquisition of the Bryan Bank and Richmond Branch.

Changes Due to Rates
         The decrease in net interest income due to the change in average rates results from the difference of the reinvestment rate on interest-earning assets being greater than the difference of the reissuance rate on interest-bearing liabilities as a result of a flattening of the yield curve and the maturity of fixed rate long-term assets.

PROVISION FOR LOAN LOSSES
         The Company made no provision for loan losses in 1993 as compared to $174 thousand in 1992. This decrease is due to decreases in nonperforming loans and net charge-offs.

          During 1993, the Company recorded net charge-offs against the allowance for loan losses of $417 thousand, down from $1.6 million in 1992.
The ratio of net charge-offs to average loans, net of unearned discount, for 1993 was .1%, down from .4% in 1992. Reflecting improved loan portfolio quality, the allowance for loan losses at December 31, 1993, was 1.9% of loans, net of unearned discount, compared to 2.7% at December 31, 1992. The allowance as a percent of nonperforming loans was 102.5% at December 31, 1993, as compared to 86.8% a year earlier.

NONINTEREST INCOME
         Noninterest income totaled $26.2 million in 1993, up $3.4 million or 14.7% from December 31, 1992. The following table presents a comparative analysis of the major components of noninterest income (in thousands):

                                                                     December 31,
                                                        --------------------------------------
                                                                                      Increase
                                                          1993            1992       (Decrease)
                                                        -------         -------      ----------
Service Charges and Other Fees  . . . . . . . . . .     $13,949         $12,375          $1,574
Trust Services Income . . . . . . . . . . . . . . .       4,230           2,952           1,278
Data Processing Income  . . . . . . . . . . . . . .       3,196           2,995             201
Securities Gains  . . . . . . . . . . . . . . . . .          48             318            (270)
Other Operating Income
   Investment Product Income  . . . . . . . . . . .       1,615           1,310             305
   Safe Deposit Income  . . . . . . . . . . . . . .         499             482              17
   Mortgage Banking Income  . . . . . . . . . . . .         703             464             239
   All Other Operating Income   . . . . . . . . . .       1,973           1,951              22
                                                        -------         -------          ------

   Total Noninterest Income   . . . . . . . . . . .     $26,213         $22,847          $3,366
                                                        =======         =======          ======

         Service charges and other fees increased 12.7% in 1993 resulting mainly from increased volume of customer accounts due to acquisitions in 1993, and increased fees paid by correspondent banks and commercial customers as a result of the usage of lower earning credit rates in deposit account analysis. The earning credit rate is the rate used by the Company to analyze if deposit account customers have sufficient balances to compensate the Company for services performed. The earning credit rate is tied to open market rates, such as 90-day Treasury Bills or Fed Funds rates, both of which have decreased within the last year thereby reducing the value of deposits and increasing the account balance to compensate the Company for services performed. As market rates move upward, this trend will reverse and the related fees will be impacted.

         Trust services income increased 43.3% during 1993 as the assets under management increased $200.0 million to $710.2 million. This increase can be attributed to the acquisition of the Bryan Bank which added approximately $139.0 million in trust assets during the first quarter of 1993 and $981 thousand in trust fees during 1993.

         Data processing income increased 6.7% during 1993 primarily attributable to an increase in fees and services provided to customers.

         Securities gains decreased $270 thousand during 1993 due primarily to gains recognized by the First National Bank of Rockport ("FNB, Rockport") prior to its acquisition and sales of in-substance maturities in 1992.

         Other operating income, which includes investment product income, safe deposit income, mortgage banking income, and all other, increased 13.9% in aggregate during 1993 resulting from increases in total commissions from a higher level of sales of fixed income securities to customers through the dealer bank, fees collected on the origination of mortgage loans sold in the secondary market due to an increase in mortgage refinancings, gains on the sale of foreclosed properties, and credit card fee income. Income of $120 thousand was recorded as a result of fees generated from the sale of annuities through a new program started in 1993. Also contributing to the increase in other operating income was an accrued discount booked in 1992 on the sale of a portion of the student loan portfolio which was completed in the first quarter of 1993.

NONINTEREST EXPENSE
         Total noninterest expense increased $6.7 million or 11.0% to $67.5 million in 1993 from $60.8 million in 1992. This increase resulted primarily from the additional expenses, including conversions, of the acquired branches of the Bryan Bank and Richmond Branch ($6.7 million) and the previously mentioned $2.8 million restructuring charge. Excluding expenses related to acquisitions and restructuring, total noninterest expense decreased 3.5%. Noninterest expense in future periods will be affected positively as a result of the branch and lending function restructuring during 1993. The following table presents a comparative analysis of the major components of noninterest expense (in thousands):

                                                                   December 31,
                                                      ---------------------------------------
                                                                                   Increase
                                                       1993            1992       (Decrease)
                                                      -------         -------      ----------
Salaries and Wages  . . . . . . . . . . . . . . .     $24,668         $23,116        $ 1,552
Retirement and Other
   Employee Benefits  . . . . . . . . . . . . . .      10,483           7,105          3,378
Net Occupancy Expense . . . . . . . . . . . . . .       5,503           5,395            108
Equipment Rental, Depreciation, and
  Maintenance . . . . . . . . . . . . . . . . . .       4,217           3,624            593
FDIC Insurance  . . . . . . . . . . . . . . . . .       3,010           2,875            135
Other Operating Expenses
   Taxes Other Than Income  . . . . . . . . . . .       1,962           1,191            771
   Marketing Expense  . . . . . . . . . . . . .         1,370           1,368              2
   Operating Supplies   . . . . . . . . . . . . .       2,116           2,300           (184)
   Communication Expense  . . . . . . . . . . . .       1,088             999             89
   Postage Expense  . . . . . . . . . . . . . . .       1,058             960             98
   Outside Service Expense  . . . . . . . . . . .       5,860           6,211           (351)
   Amortization of Intangible Assets  . . . . . .       1,225             505            720
   All Other  . . . . . . . . . . . . . . . . . .       4,914           5,164           (250)
                                                      -------         -------        -------

     Total Noninterest Expense  . . . . . . . . .     $67,474         $60,813        $ 6,661
                                                      =======         =======        =======


         Salaries and wages increased 6.7% during 1993 due to staffing increases related to acquisitions in 1993, $200 thousand related to restructuring, and normal merit increases. These increases were partially offset, however, by a reduction in the number of employees, and, therefore, the related expense, as a result of the restructuring plan announced by the Company discussed above in the "Overview of Operations" section.

         Retirement and other employee benefits increased 47.5% during 1993 primarily as a result of a charge of $2.6 million during the second quarter of 1993 for expenses relating to the restructuring plan announced by the Company discussed above in the "Overview of Operations" section.

         Equipment rental, depreciation, and maintenance increased 16.4% during 1993 resulting primarily from an increase in equipment rental expenses due to upgrades and increased capacity by the data processing subsidiary to accommodate the growth from acquisitions. Also contributing to the increase was increased repairs and maintenance expenses as a result of acquisitions in 1993.

         FDIC insurance expense increased 4.7% during 1993 due to an increased assessment paid in June on deposits obtained in the acquisition of the Bryan Bank. This increase in volume of deposits resulted in an increased expense of
approximately $135 thousand.   The Company will have increased FDIC insurance
expense in 1994 due to a full year of the insurance expense on the deposits acquired from the Bryan Bank and Richmond Branch. The Company's primary subsidiary, Victoria Bank & Trust Company ("the Bank"), has been notified by the FDIC that its assessment rate for 1994 will remain at the lowest level risk-based premium available. This assessment level requires the Bank to be both well capitalized, as defined by the FDIC, and in good standing with its regulators.

         Taxes other than income, primarily Texas franchise tax, increased 64.7% during 1993 as a result of a refund received by the Parent Company in 1992 for franchise taxes paid in preceding years which aggregated approximately $130 thousand. This refund was received because, under rules promulgated by the Controller of Public Accounts, expanded categories of income from U. S. Treasury sources were deemed excluded from income for the purposes of computing the earned surplus tax. Also contributing to the increase in noninterest expense were increases in ad valorem taxes on premises and personal property as a result of tax rate increases and additional properties acquired through the acquisitions of the Bryan Bank and Richmond Branch in 1993.

         Operating supplies decreased 8.0% during 1993 due to a change in the relationship with the checkbook vendor in which the vendor sells directly to the Bank customers. This was offset partially by increased supplies expense as a result of acquisitions in 1993.

         Communications and postage expense both increased due to expenses related to the acquisitions in 1993.

         Amortization of intangible assets increased 142.6% primarily as a result of the acquisition of the Bryan Bank.

         All other noninterest expense decreased due to a reduction in expenses related to foreclosed assets as a result of decreased foreclosures offset partially by increased expenses relating to acquisitions, primarily travel.

INCOME TAXES
         For the year ended December 31, 1993, the Company's provision for federal income taxes was $6.9 million compared to $8.2 million for the year ended December 31, 1992. For 1992, the provision, excluding the alternative minimum tax, was then reduced by the utilization of net operating loss carryforwards of $6.4 million. As previously discussed, on January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" resulting in the Company recording a deferred tax asset of $4.8 million in the first month of 1993 of which $2.4 million remains as of December 31, 1993. This deferred tax asset is composed of the expected tax benefit from the reversal of temporary differences between tax and book net income. During 1993, the Company fully utilized the operating loss carryforwards, and all tax credit carryforwards. After recognition of all these benefits, the Company returned to a statutory tax rate position. The existing net temporary differences will reverse during future periods. The Company did not record a valuation allowance against the deferred tax asset because it expects to fully recognize these future benefits.

EXTRAORDINARY ITEMS
         The decrease in extraordinary items at December 31, 1993, from December 31, 1992, is the result of the Company purchasing in 1992 the remaining balance of $737 thousand of its 9.625% Senior Notes and redeeming all of the outstanding $10.8 million in principal amount of its 10.5% Convertible Subordinated Debentures, which were due in 1997.


CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD
         As of December 31, 1993, the Company had $4.8 million reported as the cumulative effect of change in accounting method as the result of the adoption of Statement of Financial Accounting Standards No. 109 discussed earlier.

CAPITAL MANAGEMENT
         The Federal Reserve Board has adopted a system using the internationally consistent risk-based capital adequacy guidelines to evaluate the capital adequacy of bank holding companies. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. Certain off-balance sheet items, which previously were not expressly considered in capital adequacy computations, are added to the risk-weighted asset base by converting them to a balance sheet equivalent and assigning them to the appropriate risk weight.

         The guidelines require that banking organizations achieve minimum ratios of total capital-to-risk-weighted assets of 8.0% (of which at least 4.0% should be in the form of certain "Tier 1" elements). Total capital is defined as the sum of "Tier 1" and "Tier 2" capital elements, with "Tier 2" being limited to 100 percent of "Tier 1." For bank holding companies, "Tier 1" capital includes, with certain restrictions (i.e., the exclusion of intangible assets), common stockholders' equity, perpetual preferred stock, and minority interests in consolidated subsidiaries. "Tier 2" capital includes, with certain limitations, certain forms of perpetual preferred stock, as well as maturing capital instruments and the reserve for possible loan losses.

         At December 31, 1993, the Company's ratios of "Tier 1" and total capital to risk-weighted assets were approximately 17.44% and 18.62%, respectively. Both ratios significantly exceed regulatory minimums.

         The following table summarizes the Company's Tier 1 and Total Capital (dollars in thousands):

                                                                      December 31, 1993
                                                                 ------------------------------
                                                                  Amount                 Ratio
                                                                 --------                ------

Tier 1 Capital  . . . . . . . . . . . . . . . . . . . . . . .    $144,400                17.44%
Tier 1 Capital Minimum Requirement  . . . . . . . . . . . . .      33,116                 4.00
                                                                 --------                ------

Excess Tier 1 Capital . . . . . . . . . . . . . . . . . . . .    $111,284                13.44%
                                                                 ========                ======

Total Capital . . . . . . . . . . . . . . . . . . . . . . . .    $154,138                18.62%
Total Capital Minimum Requirement . . . . . . . . . . . . . .      66,232                 8.00
                                                                 --------                ------

Excess Total Capital  . . . . . . . . . . . . . . . . . . . .    $ 87,906                10.62%
                                                                 ========                ======

Risk Adjusted Assets,
  Net of Goodwill . . . . . . . . . . . . . . . . . . . . . .    $827,899
                                                                 ========

         In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC use a "leverage ratio" as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The "leverage ratio" is defined to be a company's "Tier 1" capital divided by its adjusted average total assets. The leverage ratio adopted by the federal banking agencies requires a ratio of 3.0% for banks with a CAMEL rating of 1. All other institutions will be expected to maintain a 100 to 200 basis point cushion, i.e., these institutions will be expected to maintain a leverage ratio of 4.0% to 5.0%. The Company's leverage ratio at December 31, 1993, was 8.4%, which also significantly exceeds the regulatory minimum.

         The FDIC maintains rules on capital adequacy ranging in five categories from critically undercapitalized to well-capitalized. A well-capitalized company is one that maintains a Total Risk-based Capital Ratio of at least 10%, a Tier 1 Risk-based Ratio of at least 6%, and a leverage ratio of 5%. The Company's ratios substantially exceed levels required under the well-capitalized category.

         The Federal Reserve Board is required to revise its risk-based capital standards to take into account interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multifamily mortgages. These regulations are expected to be finalized and effective in 1994. Based upon current proposed regulations, the Company does not expect a material effect on its risk-based capital.

LIQUIDITY MANAGEMENT - CONSOLIDATED COMPANY
         To a business enterprise, liquidity is the ability to generate cash to meet financial obligations and opportunities. For a banking organization, these obligations arise from a wide variety of sources, most prominent among them being withdrawals of deposits, repayment upon maturity of purchased funds, payment of operating expenses, and payment of dividends.

         The Company's sources of liquidity as a whole include cash and cash equivalents, available for sale securities and federal funds sold ("liquid assets"), as well as new deposits, proceeds of additional borrowings, and proceeds from additional sales of stock.

         Sources of liquidity are also maintained to enable the Company to take advantage of opportunities in loan, deposit, and securities markets and to provide substantial flexibility against unforeseeable cash requirements that can occur in times of volatile financial markets. The Company believes it has adequate sources of liquidity.

         An integral part of the Company's liquidity management is the funding of the banking subsidiary. The banking subsidiary derives its source of fundings predominately from deposits within its marketing area. The customer base for deposits is diversified between correspondent banks, individuals, partnerships and corporations, and public entities. This diversification helps the Company avoid dependence on large concentrations of funds. The Company does not, as a matter of policy, place certificates of deposit through brokers. The Company's percentage of time certificates of deposit over $100,000 to time deposits decreased to 18.8% in 1993 from 21.8% in 1992. These decreases were the result of customers moving funds into more liquid interest-bearing demand deposit accounts or other forms of investments.

         The table below sets forth the maturity distribution of certificates of deposit of $100,000 or more issued by the Bank (in thousands):

                                                                       December 31,
                                                              ------------------------------
Remaining Maturity                                              1993                   1992
                                                              --------               --------

Maturing in 3 Months or Less  . . . . . . . . . . . . . .      $ 40,952              $ 51,658
Maturing in Over 3 Through 6 Months . . . . . . . . . . .        20,040                23,876
Maturing in Over 6 Through 12 Months  . . . . . . . . . .        18,390                16,691
Maturing in Over 12 Months  . . . . . . . . . . . . . . .        10,488                 4,373
                                                               --------              --------

   Total  . . . . . . . . . . . . . . . . . . . . . . . .      $ 89,870              $ 96,598
                                                               ========              ========

LIQUIDITY MANAGEMENT - PARENT COMPANY
         The liquidity of a bank holding company is dependent upon the ability of its subsidiaries to pay dividends, intercompany charges for actual services rendered by the holding company, and the holding company's access to capital markets through equity offerings, borrowings, and similar traditional funding sources. The ability of a holding company's subsidiaries to pay such amounts is dependent upon their future earnings.

         On January 3, 1992, $10,847,000 (all of the outstanding debentures) of the 10.5% Convertible Subordinated Debentures due September 1, 1997, were redeemed at a 1% premium plus accrued interest. Funding for the redemption was provided from the sale of available unpledged securities and a loan of $8 million from a nonaffiliated bank. The balance of the loan was paid off on August 4, 1993, using the proceeds from the issuance of the common stock.

         The Parent Company, as of December 31, 1993, has $17.2 million in short-term and medium-term government securities which can be used to provide liquid resources as well as currently unanticipated capital needs of its subsidiaries.

         Dividends from subsidiaries are dependent on future earnings. The amount of retained earnings available to the Parent Company from subsidiaries for payment of dividends without prior regulatory approval was approximately $56,987,000 at December 31, 1993. The Parent Company received $4.1 million in dividends in 1993 from subsidiaries. Cash dividends of $2.9 million and $2.2 million were paid by the Parent Company to holders of common stock during 1993 and 1992, respectively. The Company has paid a $.10 per share dividend for seven consecutive quarters. During the first quarter of 1994, the Company declared a dividend of $.13 per share representing a 30% increase.

INTEREST RATE SENSITIVITY
         The objectives of monitoring and managing the interest rate risk position of the balance sheet are to contribute to earnings and to minimize the adverse changes in net interest income. The potential for earnings to be affected by changes in interest rates is inherent in a financial institution.

         Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to the repricing characteristics of assets and liabilities. An asset sensitive position in a given period will result in more assets being subject to repricing; therefore, market interest rate changes will be reflected more quickly in asset rates. If interest rates decline, such a position will normally have an adverse effect on net interest income. Conversely, in a liability sensitive position, where liabilities reprice more quickly than assets in a given period, a decline in rates will benefit net interest income.

         One way to analyze interest rate risk is to evaluate the balance of the interest rate sensitivity position. A mix of assets and liabilities that are roughly equal in volume and repricing represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap.

         The following table presents the interest rate sensitivity position of the Company at December 31, 1993 (dollars in thousands).


                                                                                                          Over One
                                                     Rate Sensitive Within                                Year and
                                    ----------------------------------------------------------------       Nonrate
                                    30-Day       90-Day         180-Day       One Year       Total        Sensitive      Total
                                    -------      -------        -------       --------      --------      ---------    ----------
Earning Assets:
  Loans, Net of Unearned Discount   $224,503      $24,832       $35,121       $ 58,292      $342,748      $183,957     $  526,705
  Investment Securities . . . . .    156,901       63,494        59,988        113,404       393,787       529,758        923,545
  Federal Funds Sold and Other
    Short-Term Investments  . . .     98,943          -0-           -0-            -0-        98,943           -0-         98,943
  Other Earning Assets  . . . . .      1,373          -0-           -0-            -0-         1,373           -0-          1,373
                                    --------      -------       -------       --------      --------      --------     ----------
      Total Earning Assets  . . .    481,720       88,326        95,109        171,696       836,851       713,715      1,550,566

Interest-Bearing Liabilities:
  Interest-Bearing Transactional
    Accounts  . . . . . . . . . .    299,520          -0-           -0-            -0-       299,520       315,423        614,943
  Time Deposits . . . . . . . . .     81,352       94,667       115,512        106,115       397,646        81,093        478,739
  Fed Funds Purchased and Other
    Short-Term Borrowings . . . .    119,210          -0-           -0-            -0-       119,210           -0-        119,210
                                    --------      -------       -------       --------      --------      --------     ----------
      Total Interest-Bearing
         Liabilities  . . . . . .    500,082       94,667       115,512        106,115       816,376       396,516      1,212,892
                                    --------      -------       -------       --------      --------      --------     ----------

Interest Sensitivity Gap  . . . .   $(18,362)    $ (6,341)     $(20,403)      $ 65,581      $ 20,475
                                    ========     ========      ========       ========      ========
Ratio of Earning Assets to
  Interest-Bearing Liabilities. .      96.33%       93.30%        82.34%        161.80%       102.51%
                                    ========     ========      ========       ========      ========

         The Company had a negative interest rate sensitivity gap position in the 30-day period of $18.4 million. The cumulative rate sensitive gap position at one year was a positive $20.5 million, which indicates that the Company may benefit from rising interest rates; conversely falling interest rates may have a negative impact upon the Company.

         The Company undertakes this analysis to monitor the potential risk on future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions. However, this type of analysis is as of a point-in-time position, when in fact that position can quickly change as market conditions, customer needs, and management strategies change. Additionally, interest rate changes do not affect all categories of assets and liabilities equally or at the same time.

          The Company's Asset and Liability Committee reviews monthly the Company's consolidated rate sensitivity positions, and makes adjustments as needed to control the amount of interest rate risk the Company is willing to bear during changing economic cycles and to improve its overall profit potential.

LOAN PORTFOLIO
         The Company's loans are widely diversified by borrower and industry group. The summary presented on page 30 presents information on the composition of the loan portfolio.

         Maturities in the Company's loan portfolio at December 31, 1993, are summarized below (in thousands):

                                                                              Due           Due
                                                                Due in     After One       After
                                                               One Year     Through        Five
                                                               or Less     Five Years      Years        Total
                                                               --------    ----------     -------     --------
Loans Secured Primarily by Real Estate:
  Construction and Land Development   . . . . . . . . . . .    $ 14,997      $  3,281     $ 4,228     $ 22,506
  Other Real Estate Loans   . . . . . . . . . . . . . . . .      47,529        92,395      62,339      202,263
Agricultrual  . . . . . . . . . . . . . . . . . . . . . . .      28,175         5,015         815       34,005
Commercial and Industrial Loans . . . . . . . . . . . . . .      67,945        38,584       3,334      109,863
Consumer Loans  . . . . . . . . . . . . . . . . . . . . . .      72,294        88,813       1,365      162,472
Loans to Financial Institutions and all Other Loans . . . .       2,334         1,079         997        4,410
                                                               --------      --------     -------     --------
  Total   . . . . . . . . . . . . . . . . . . . . . . . . .    $233,274      $229,167     $73,078     $535,519
                                                               ========      ========     =======     ========

         The maturities presented above are based upon contractual maturities. The Company has no set rollover policy. Many of these loans are made on a short-term basis with the possibility of renewal at time of maturity. All loans, however, are reviewed on a continuous basis for creditworthiness. The total amount of loans due after one year which have fixed, floating, or adjustable rates is as follows (in thousands):

                                                                                         December 31, 1993
                                                                                         -----------------

Loans Having Predetermined Interest Rates . . . . . . . . . . . . . . . . . . . . . . . .      $183,546
Loans Having Floating or Adjustable Interest Rates  . . . . . . . . . . . . . . . . . . .       118,699
                                                                                               --------

   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $302,245
                                                                                               ========

NONPERFORMING ASSETS
         The Company's nonperforming assets consist of nonaccrual loans and troubled debt restructurings, other real estate, other assets which have been repossessed or acquired through workout situations, and loans foreclosed in-substance.

         Total nonperforming assets, which include nonperforming loans and other nonperforming assets, totaled $14.7 million or 2.8% of total loans and other nonperforming assets at December 31, 1993, as compared with $19.9 million or 5.4% of total loans and other nonperforming assets at December 31, 1992. Total nonperforming assets represented .8% and 1.3% of the total assets at December 31, 1993 and December 31, 1992, respectively. The Company anticipates continued declines in nonperforming assets if the regional economy continues to improve. The total amount of loans past due 90 days or more and still accruing, totaled $471 thousand at December 31, 1993, compared to $4.2 million at December 31, 1992. Of the balance at December 31, 1992, $2.9 million is attributed to student loans issued under the government guaranteed program which were sold in 1993.

LOAN CONCENTRATIONS AND REGIONAL ECONOMY
         The economy of the market area served by the Company is characterized by petroleum and natural gas production and sales of related supplies and services, petrochemical operations, light and medium manufacturing operations, agribusiness, and tourism. The agricultural businesses are highly diversified, including beef and dairy cattle, poultry, cotton, and a variety of grain crops. Also, through the acquisition of the Bryan Bank, the Company expanded into an area positively affected by a major educational center. In general, real estate values, as well as real estate development and sales activities, tend to reflect a region's economic environment. The Texas real estate environment is beginning to show signs of improvement. Management believes that the loans in the real estate portfolio are generally adequately supported by market prices or other credit factors.

         Real estate loans totaling $224.8 million comprised approximately 42.0% of the loan portfolio at December 31, 1993, of which 3.3% was nonperforming. At December 31, 1992, real estate loans totaled $140.7 million comprising 38.2% of the loan portfolio, of which 6.1% was nonperforming. The majority of the Company's real estate loans are secured by property located in the nonmetropolitan areas in which the Company operates. The Company's real estate loan portfolio is comprised of interim construction, residential, commercial building, farm acreage, vacant lot, and land development loans. Permanent residential loans make up approximately 41% of the total real estate loans.

         Consumer loans totaled $162.5 million at December 31, 1993 (approximately 30.3% of the loan portfolio), .5% of which were nonperforming. These consumer loans include $2.7 million in student loans which were originated with commitments to purchase when they enter payout status and approximately $72.1 million in loans originated through automobile dealers. At December 31, 1992, consumer loans totaled $117.3 million (approximately 31.9% of the loan portfolio), 1.0% of which were nonperforming. Student loans were $13.3 million and loans originated through automobile dealers were approximately $34.8 million of this category in 1992. The reduction in the student loans from 1992 to 1993 is the result of the sale of these loans with recourse to Student Loan Marketing Association.

         Agricultural loans, exclusive of loans secured by farm acreage which are categorized by the Company as real estate loans, totaled $34.0 million at December 31, 1993, or approximately 6.4% of the Company's loan portfolio, of which 1.7% were nonperforming. At December 31, 1992, agricultural loans totaled $25.5 million comprising approximately 6.9% of the Company's loan portfolio, of which 1.4% were nonperforming. Risks in this area revolve around price fluctuations and possible crop failures brought on by severe weather.

         The Company's energy loans, included in the commercial and industrial loan category, were approximately $1.6 million at December 31, 1993, or .3% of the loan portfolio, and all were performing. At December 31, 1992, energy loans totaled $2.3 million comprising approximately .6% of the loan portfolio, of which 2% were nonperforming. The majority of the Company's energy loan portfolio are loans to energy service companies as opposed to loans on oil and gas reserves.

INVESTMENT SECURITIES
         Securities with unrealized gains at December 31, 1993, constituted 62.5% of the portfolio, unrealized losses constituted 21.1% of the portfolio with the remaining portfolio consisting of securities with no unrealized gains or losses. This remaining portfolio includes the available for sale securities which constitute 10.0% of the portfolio. At December 31, 1993, these securities had an aggregate unrealized holding gain of $345 thousand. The unrealized holding gains, net of tax, of $224 thousand are recorded in stockholders' equity. At December 31, 1992, unrealized gains constituted 80.9% of the portfolio, unrealized losses constituted 15.1% of the portfolio, and the remaining portfolio consisted of securities with no unrealized gains or losses.

         The average maturity of the portfolio was 1.78 years at December 31, 1993, compared to 1.75 years at December 31, 1992. These average maturities take into consideration both expected prepayments and cash flows. The relative short duration of the portfolio improves the liquidity of the Company and minimizes the interest rate risk associated with a longer maturity portfolio. All of the securities are investment grade or better with over 83% of the portfolio being U.S. Government or Government Agency obligations.

         The following table shows as of December 31, 1993, the distribution of maturities and the weighted average interest yields to maturity of the Company's investment securities (dollars in thousands):

                                          US Govt.    State &     Investment     Mortgage-
                                          & Govt.    Political    Grade Corp.     Backed
                                          Agency    Subdivision      Bonds      Securities     Other         Total
                                          -------   -----------   -----------   ----------    -------      --------
Due Within One Year
   Market Value   . . . . . . . . . .     $174,973    $1,296       $21,892       $  -0-       $ 6,836      $204,997
   Book Value:
     Held to Maturity   . . . . . . .      173,007     1,261        21,573          -0-           -0-       195,841
     Available for Sale   . . . . . .          -0-       -0-           -0-          -0-         6,836         6,836
   Yield  . . . . . . . . . . . . . .         6.04%     8.26%         5.78%        0.00%         4.35%         5.31%
Due After One But Within Five Years
   Market Value   . . . . . . . . . .     $461,704    $1,749       $81,839       $  -0-       $   -0-      $545,292
   Book Value:
     Held to Maturity   . . . . . . .      373,230     1,612        81,211          -0-           -0-       456,053
     Available for Sale   . . . . . .       82,522       -0-           -0-                        -0-        82,522
   Yield  . . . . . . . . . . . . . .         4.79%     8.65%         5.04%        0.00%         0.00%         4.84%
Due After Five But Within Ten Years
   Market Value   . . . . . . . . . .     $ 28,087    $  381       $11,408       $  -0-       $   -0-      $ 39,876
   Book Value Held to Maturity  . . .       27,823       361        11,412          -0-           -0-        39,596
   Yield  . . . . . . . . . . . . . .         6.01%     8.62%         4.29%        0.00%         0.00%         5.54%
Due After Ten Years
   Market Value   . . . . . . . . . .     $106,932    $  192       $   -0-       $9,177       $   -0-      $116,301
   Book Value Held to Maturity  . . .      105,453       194           -0-        9,343           -0-       114,990
   Yield  . . . . . . . . . . . . . .         6.66%     5.27%         0.00%        6.79%        0.00%         6.67%

         These values represent contractual maturities, but actual repayments and yields are dependent upon monthly cash flows and prepayments.

         The weighted average yields have been calculated on the basis of daily averages weighted for cost and duration of investment in each security and are not presented on a fully taxable equivalent basis.

                                     ITEM 8
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and report of independent public accountants are included on pages 25 through 44 of the Company's 1994 Annual Report to Shareholders, Exhibit 13 hereto, which statements and report are incorporated herein by reference.

         Supplementary financial information consisting of selected quarterly financial data, which is set forth in Note 17 of the "Notes to Financial Statements" on page 44 of the Company's 1994 Annual Report to shareholders,
Exhibit 13 hereto, is incorporated herein by reference.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Together, these standards require that when a loan is impaired, a creditor shall measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the fair value of the collateral if the loan is collateral dependent or the loan's observable market price. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The new standards also require certain disclosures regarding impaired loans. SFAS No. 114 as amended by SFAS No. 118 is effective for financial statements issued for fiscal years beginning after December 15, 1994, although earlier adoption is permitted. The Company adopted these standards effective January 1, 1995. Loans classified as "in-substance foreclosures" were reclassified to nonaccrual loans at that time. The adoption of these accounting standards did not have a material effect on the Company's consolidated financial position or results of operations since the Company's recognition and measurement policies regarding nonperforming loans are consistent with the accounting requirements for impaired loans.

                                     ITEM 9
                  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

                                    ITEM 10
                        DIRECTORS AND EXECUTIVE OFFICERS
                               OF THE REGISTRANT

         Information pertaining to directors of the Company is incorporated herein by reference to "Election of Directors" on pages 2 through 5 of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 18, 1995 ("Proxy Statement"), attached as Exhibit 99 hereto. Information with respect to the executive officers of the Company is included under the caption "Executive Officers of the Company" in Part I of this Report and is incorporated herein by reference.

                                    ITEM 11
                             EXECUTIVE COMPENSATION

         Information concerning executive compensation is included under the headings "Compensation Committee Interlocks and Insider Participation" on page 8, and "Compensation of Executive Officers," on pages 9 through 12 of the Proxy Statement attached as Exhibit 99 hereto, which pages are incorporated herein by reference.

                                    ITEM 12
                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

         Information on security ownership of certain beneficial owners and management is included under the headings "Security Ownership of Management" and "Principal Holders of Securities" on page 14 of the Proxy Statement, attached as Exhibit 99 hereto, which pages are incorporated herein by reference.

                                    ITEM 13
                           CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

         Information on certain relationships and related transactions is included under the heading "Election of Directors" on pages 4 through 5 and "Interest of Management in Certain Transactions" on pages 12 through 13 of the Proxy Statement, attached as Exhibit 99 hereto, which pages are incorporated herein by reference.

                                    PART IV

                                    ITEM 14
                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

(a)     1.   Financial Statements

        The following financial statements and report of independent public accountants, included in the Company's 1994 Annual Report to Shareholders, filed as Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, are incorporated herein by reference:

                                                                                                Pages of
                                                                                              1994 Annual
                                                                                               Report to
                                                                                              Shareholders
                                                                                              ------------
        Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . .     25
        Victoria Bankshares, Inc. and Subsidiaries:
             Consolidated Balance Sheets as of
                 December 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . .     26
             Consolidated Statements of Operations for
                 each of the three years ended
                 December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27
             Statements of Changes in Stockholders' Equity
                 for each of the three years
                 ended December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .     28
             Consolidated Statements of Cash Flow
                 for each of the three
                 years ended December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . .     29
        Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30-44


        2.   Financial Statement Schedules

             All financial statement schedules have been omitted because the information is either not applicable or presented in the related financial statements.

        3.   Exhibits

           3.1   -   Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the
                     Company's Annual Report on Form 10-K for the year ended December 31, 1994 [File No. 0-8037].

           3.2   -   Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the
                     Company's Annual Report on Form 10-K for the year ended December 31, 1994 [File No. 0-8037].

          10.1   -   Dividend Reinvestment and Stock Purchase Plan of the Company (incorporated by reference to the
                     Prospectus included in the Registration Statement of the Company on Form S-3 filed with the
                     Commission on September 5, 1985 [File No. 33-00091]).

          10.2   -   Lease Agreement, dated December 14, 1984, between Victoria Bank & Trust Company and the Estate of
                     Thos. O'Connor (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form
                     10-K for the year ended December 31, 1984 [File No. 0-8037]).

          10.3   -   Purchase and Sale Agreement, dated as of December 21, 1984, between Victoria Bank & Trust Company and Plaza Associates (incorporated by reference to Exhibit 10(d) to the Registration Statement of the Company on Form S-15 filed with the Commission on January 25, 1985 [File No. 2-95482]).

          10.4   -   Lease Agreement, effective November 1, 1992, between Victoria Bank & Trust Company and The Fordyce
                     Company (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for
                     the year ended December 31, 1992 [File No. 0-8037]).

          10.5   -   Amended and restated Nonqualified Deferred Compensation Plan of the Company effective January 1,
                     1994 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the
                     year ended December 31, 1994 [File No. 0-8037].


          10.6   -   Trust agreement by and between Victoria Bankshares, Inc., and Victoria Bank & Trust Company
                     effective January 1, 1994 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 [File No. 0-8037].


          10.7   -   Stock Option Plan of the Company (incorporated by reference to Exhibit 20 to the Company's
                     Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 [File No. 0-8037]).

           *13   -   1994 Annual Report to Shareholders of the Company

            21   -   List of Subsidiaries of the Company (incorporated by reference to Exhibit 22 to the Company's
                     Annual Report on Form 10-K for the year ended December 31, 1992 [File No. 0-8037]).


        **23.1   -   Consent of Independent Public Accountants - Arthur Andersen LLP.

          **27   -   Financial Data Schedule

           *99   -   Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting of Shareholders
                     of the Company to be held on April 18, 1995.

____________________
 * Deemed filed only with respect to those portions thereof expressly incorporated herein y reference.
** Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VICTORIA BANKSHARES, INC.



                                        By:  /s/  GREGORY SPRAWKA
                                            ___________________________________
                                                  Gregory Sprawka Executive
                                                  Vice President and Chief
                                                  Financial Officer and
                                                  Secretary-Treasurer


DATE:  May 31, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                                    Title                                          Date
     ---------                                    -----                                          ----



/s/  CHARLES R. HRDLICKA                       Chairman of the Board and                  *
- -----------------------------                    Chief Executive Officer                  *
    (Charles R. Hrdlicka)                        and Director (Principal                  *
                                                 Executive Officer)                       *
                                                                                          *
                                                                                          *
                                                                                          *
  /s/  GREGORY SPRAWKA                         Executive Vice President and               *  May 31, 1995
- -----------------------------                    Chief Financial Officer,                 *
      (Gregory Sprawka)                          Secretary-Treasurer                      *
                                                 (Principal Financial and                 *
                                                 Accounting Officer)                      *
                                                                                          *

Signature                                      Title                                     Date
- ---------                                      -----                                     ----


  /s/  D. H. BRAMAN, JR.                       Director                                   *
- ----------------------------                                                              *
      (D. H. Braman, Jr.)                                                                 *
                                                                                          *
                                                                                          *
  /s/  R. W. BRIGGS, JR.                       Director                                   *
- -----------------------------                                                             *
      (R. W. Briggs, Jr.)                                                                 *
                                                                                          *
                                                                                          *
  /s/  EDWIN W. DENTLER                        Director                                   *
- -----------------------------                                                             *
      (Edwin W. Dentler)                                                                  *
                                                                                          *
                                                                                          *
  /s/  R. J. HEWITT                            Director                                   *
- -----------------------------                                                             *
      (R. J. Hewitt)                                                                      *
                                                                                          *
                                                                                          *
                                               Director                                   *
- ------------------------------                                                            *
     (Ralph R. Gilster, III)                                                              *
                                                                                          *
                                                                                          *
  /s/  JACK R. MORRISON                        Director                                   * May 31, 1995
- -----------------------------                                                             *
      (Jack R. Morrison)                                                                  *
                                                                                          *
                                                                                          *
  /s/  DENNIS O'CONNOR                         Director                                   *
- -----------------------------                                                             *
      (Dennis O'Connor)                                                                   *
                                                                                          *
                                                                                          *
                                               Director                                   *
- -----------------------------                                                             *
      (Tom O'Connor, Jr.)                                                                 *
                                                                                          *
                                                                                          *
  /s/  MUNSON SMITH                            Director                                   *
- -----------------------------                                                             *
      (Munson Smith)                                                                      *
                                                                                          *

                               INDEX TO EXHIBITS

    3.1   -    Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the
               Company's Annual Report on Form 10-K for the year ended December 31, 1994 [File No. 0-8037].


    3.2   -    Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1994 [File No. 0-8037].

   10.1   -    Dividend Reinvestment and Stock Purchase Plan of the Company (incorporated by reference to the Prospectus included in the Registration Statement of the Company on Form S-3 filed with the Commission on
               September 5, 1985 [File No. 33-00091]).

   10.2   -    Lease Agreement, dated December 14, 1984, between Victoria Bank & Trust Company and the Estate of Thos.
               O'Connor (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the
               year ended December 31, 1984 [File No. 0-8037]).

   10.3   -    Purchase and Sale Agreement, dated as of December 21, 1984, between Victoria Bank & Trust Company and
               Plaza Associates (incorporated by reference to Exhibit 10(d) to the Registration Statement of the Company
               on Form S-15 filed with the Commission on January 25, 1985 [File No. 2-95482]).

   10.4   -    Lease Agreement, effective November 1, 1992, between Victoria Bank & Trust Company and The Fordyce
               Company (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the
               year ended December 31, 1992 [File No. 0-8037]).

   10.5   -    Amended and restated Nonqualified Deferred Compensation Plan of the Company effective January 1, 1994
               (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1994 [File No. 0-8037].


   10.6   -    Trust agreement by and between Victoria Bankshares, Inc., and Victoria Bank & Trust Company effective
               January 1, 1994 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1994 [File No. 0-8037].


   10.7   -    Stock Option Plan of the Company (incorporated by reference to Exhibit 20 to the Company's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1991 [File No. 0-8037]).

    *13   -    1994 Annual Report to Shareholders of the Company

     21   -    List of Subsidiaries of the Company (incorporated by reference to Exhibit 22 to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1992 [File No. 0-8037]).

   **23.1 -    Consent of Independent Public Accountants - Arthur Andersen LLP.

   **27   -    Financial Data Schedule

    *99   -    Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting of Shareholders of
               the Company to be held on April 18, 1995.3.1-Articles of Incorporation of the Company, as amended, prior to April 28, 1988 (incorporated by reference to Exhibit 4(c) to the Registration Statement of the Company
               on Form S-2 filed with the Commission on August 4, 1982 [File No. 2-78695]).

____________________
 * Deemed filed only with respect to those portions thereof expressly incorporated herein by reference.
** Filed herewith.