Form 10-Q
period 1995-06-30
VICTORIA BANKSHARES INC
filed 1995-08-14
CIK 103466

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ____________________

    For Quarter Ended June 30, 1995            Commission File Number 0-8037


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1995


   8,272,314 shares of common stock, $1.00 par value, issued and outstanding

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   VICTORIA BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                    June 30,            December 31,
                                                                                      1995                 1994
                                                                                  -------------         ------------
 ASSETS                                                                             (Unaudited)
 Cash and Due From Banks                                                          $  124,440            $  118,713
 Interest-Bearing Deposits with Banks                                                     11                   379
 Investment Securities Held to Maturity                                              739,258               766,621
 Investment Securities Available for Sale                                             82,518               121,477
                                                                                  ----------            ----------
     Total Investment Securities (Market Value of
     $821,262 in June, 1995 and $869,387 in
     December, 1994)                                                                 821,776               888,098
 Trading Accounts                                                                        394                   166
 Federal Funds Sold and Other Short-Term Investments                                 141,612               121,087
 Loans:
     Total Loans, Net of Unearned Discount                                           618,058               598,076
     Allowance for Loan Losses                                                        (9,696)              (10,024)
                                                                                  ----------            ----------
          Net Loans                                                                  608,362               588,052
 Premises and Equipment, Net                                                          45,224                44,259
 Other Real Estate and Other Loan Related Assets, Net                                  1,567                 2,973
 Other Assets                                                                         51,305                50,683
                                                                                  ----------            ----------

          TOTAL ASSETS                                                            $1,794,691            $1,814,410
                                                                                  ==========            ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
     Demand                                                                       $  360,426            $  375,829
     Interest-Bearing Transactional Accounts                                         588,602               644,037
     Time                                                                            590,381               506,877
                                                                                  ----------            ----------
          Total Deposits                                                           1,539,409             1,526,743
 Federal Funds Purchased and Short-Term Borrowings                                    60,724                96,812
 Long-term Debt                                                                            0                 1,720
 Other Liabilities                                                                     9,899                 9,905
                                                                                  ----------            ----------
          Total Liabilities                                                        1,610,032             1,635,180
                                                                                  ----------            ----------

 Stockholders' Equity:
     Preferred Stock - $1 Par Value, 1,000,000 Shares
        Authorized, None Outstanding; $7.50 Par Value
          Authorized 1,000,000 Shares, Issued and Out-
          standing 69,256 at December 31, 1994                                             0                   519
     Common Stock - $1 Par Value; Authorized 35,000,000
        Shares; Issued and Outstanding 8,272,314 at
        June 30, 1995 and 8,269,060 at December 31, 1994                               8,272                 8,269
     Surplus                                                                         108,208               108,160
     Unrealized Holding Losses, Net of Tax                                               (44)               (1,964)
     Retained Earnings                                                                68,223                64,246
                                                                                  ----------            ----------
          Total Stockholders' Equity                                                 184,659               179,230
                                                                                  ----------            ----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $1,794,691            $1,814,410
                                                                                  ==========            ==========

                   VICTORIA BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
            (In Thousands, Except For Per Share Amounts) (Unaudited)


                                                                            Six Months Ended             Three Months Ended
                                                                                June 30,                       June 30,
                                                                          ---------------------         --------------------
                                                                           1995           1994           1995          1994
                                                                          ------         ------         ------        ------
 INTEREST INCOME
 Interest and Fees on Loans                                              $28,326        $25,301       $14,339        $13,205
 Interest on Securities Held to Maturity                                  21,162         20,155        10,697          9,704
 Interest on Securities Available for Sale                                 2,475          2,355         1,093          1,256
 Interest on Trading Accounts                                                  9             41             5             20
 Interest on Federal Funds Sold and
   Other Short-Term Investments                                            4,067          3,007         2,331          1,590
                                                                         -------        -------       -------        -------
      TOTAL INTEREST INCOME                                               56,039         50,859        28,465         25,775
                                                                         -------        -------       -------        -------

 INTEREST EXPENSE
 Interest-Bearing Transactional Accounts                                   8,132          7,407         4,005          3,755
 Time Deposits                                                            13,605          8,556         7,666          4,312
 Federal Funds Purchased and Short-Term  Borrowings                        2,187          1,856         1,038            944
 Long-Term Debt                                                               31             11             4             11
                                                                         -------         ------       -------        -------
      TOTAL INTEREST EXPENSE                                              23,955         17,830        12,713          9,022
                                                                         -------         ------       -------        -------
 NET INTEREST INCOME                                                      32,084         33,029        15,752         16,753
   Provision for Loan Losses                                                  15             15             5             15
                                                                         -------        -------       -------        -------
 NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                        32,069         33,014        15,747         16,738
                                                                         -------        -------       -------        -------

 NONINTEREST INCOME
 Service Charges and Other Fees                                            7,965          7,433         4,159          3,755
 Trust Services Income                                                     3,399          2,287         1,713          1,086
 Data Processing Income                                                    1,433          1,610           719            809
 Securities Gains (Losses)                                                   122           (264)           (9)          (227)
 Other Operating Income                                                    1,706          2,293           840          1,152
                                                                         -------        -------       -------        -------
      TOTAL NONINTEREST INCOME                                            14,625         13,359         7,422          6,575
                                                                         -------        -------       -------        -------

 NONINTEREST EXPENSE
 Salaries, Wages, and Employee Benefits                                   18,065         16,751         8,921          8,383
 Net Occupancy Expense                                                     3,551          3,452         1,764          1,762
 Equipment Rental, Depreciation & Maintenance                              2,407          2,509         1,243          1,251
 FDIC Insurance                                                            1,673          1,677           836            839
 Other Operating Expense                                                   9,977          9,107         5,287          4,802
                                                                         -------        -------       -------        -------
      TOTAL NONINTEREST EXPENSE                                           35,673         33,496        18,051         17,037
                                                                         -------        -------       -------        -------
 INCOME BEFORE INCOME TAXES                                               11,021         12,877         5,118          6,276
   Federal Income Tax Provision                                            3,651          4,525         1,720          2,186
                                                                         -------        -------       -------         ------
 NET INCOME                                                              $ 7,370        $ 8,352       $ 3,398        $ 4,090
                                                                         =======        =======       =======        =======

 PRIMARY EARNINGS PER SHARE                                              $  0.89        $  1.01       $  0.41        $  0.49
                                                                         =======        =======       =======        =======

                   VICTORIA BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands)(Unaudited)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                            -----------------------
                                                                                             1995             1994
                                                                                            ------           ------
 OPERATING ACTIVITIES
 Net Income                                                                               $  7,370         $  8,352
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
         Provision for Loan Losses                                                              15               15
         Depreciation and Amortization                                                       4,579            6,312
         Realized Securities (Gains) Losses                                                   (122)             264
         Decrease (Increase) in Trading Account Securities                                    (228)             609
         Origination of Available for Sale Loans                                           (10,827)         (19,902)
         Proceeds from Sale of Available for Sale Loans                                      7,591           20,093
         Increase in Accrued Receivables                                                      (485)          (9,247)
         Decrease in Accrued Payables                                                       (1,158)          (2,876)
                                                                                          --------         --------
   Net Cash Provided by Operating Activities                                                 6,735            3,620
 INVESTING ACTIVITIES
 Proceeds from Maturities of Investment Securities
   Held to Maturity                                                                        175,745          158,888
 Proceeds from Maturities of Investment Securities
   Available for Sale                                                                        8,085            1,067
 Proceeds from Sales of Investment Securities
   Available for Sale                                                                       50,456           39,492
 Purchase of Investment Securities Held to Maturity                                       (148,596)         (81,912)
 Purchase of Investment Securities Available for Sale                                      (18,280)         (47,475)
 Net Payment for Acquisition Including Cash Acquired                                             2                0
 Net Increase in Federal Funds Sold                                                        (20,525)          (2,346)
 Net Decrease in Other Short-Term Investments                                                  216               31
 Net Increase in Loans Held for Investment                                                 (16,619)         (38,868)
 Proceeds from Sales of Premises and Equipment                                                 473              691
 Purchases of Premises and Equipment                                                        (3,330)          (3,442)
                                                                                          --------         --------
   Net Cash Provided (Used) by Investing Activities                                         27,627          (26,126)
 FINANCING ACTIVITIES
 Net Decrease in Transactional Accounts                                                    (70,838)         (33,906)
 Net Increase (Decrease) in Time Deposits                                                   83,504          (10,371)
 Net Decrease in Federal Funds Purchased                                                   (26,525)         (19,050)
 Net Decrease in Other Short-Term Borrowings                                                (9,563)          (9,921)
 Proceeds from Long-term Debt                                                                    0            1,955
 Payments of Long-Term Debt                                                                 (1,720)               0
 Cash Dividends                                                                             (3,393)          (2,070)
 Proceeds from Issuance of Common Stock                                                         51              274
 Redemption of Preferred Stock                                                                (519)               0
                                                                                          --------         --------
   Net Cash Used by Financing Activities                                                   (29,003)         (73,089)
 Increase (Decrease) in Cash and Cash Equivalents                                            5,359          (43,343)
   Cash and Cash Equivalents at Beginning of Period:
      Cash and Due From Banks                                                              118,713          148,907
      Interest-Bearing Deposits with Banks                                                     379              346
                                                                                          --------         --------
         Total                                                                             119,092          149,253
   Cash and Cash Equivalents at End of Period:
      Cash and Due From Banks                                                              124,440          104,860
      Interest-Bearing Deposits with Banks                                                      11            1,050
                                                                                          --------         --------
         Total                                                                            $124,451         $105,910
                                                                                          ========         ========
 Supplementary Information to Statements of Cash
         Flows:
      Interest Expense Payments                                                          $  21,951         $ 18,123
      Federal Income Tax Payments                                                        $   3,268         $  3,175

                   VICTORIA BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make a fair presentation of the results of the interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company's latest Annual Report on Form 10-K. All information has been restated to reflect the June 30, 1995, acquisition by the Company of United Bancshares, Inc. ("United"), parent company of Rosenberg Bank & Trust ("Rosenberg"), accounted for as a pooling-of-interests. See Note 10. On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("SFAS 118").
         Together, these standards require that when a loan is impaired, a creditor shall measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the fair value of the collateral if the loan is collateral dependent or the loan's observable market price. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The adoption of this accounting standard did not have a material effect on the Company's financial position or results of operations since the Company's previous recognition and measurement policies regarding nonperforming loans were materially consistent with the accounting requirements for impaired loans.

(2)      Principles of Consolidation

         The consolidated financial statements for the Company include the accounts of Victoria Bankshares, Inc., its subsidiary bank, and its nonbanking subsidiaries, consolidated in accordance with generally accepted accounting principles. All major items of income and expense are recorded on the accrual basis of accounting, and all significant intercompany accounts and transactions have been eliminated. In the opinion of Management, the financial statements present fairly the results of the periods presented. These statements have not been audited by independent public accountants and are subject to year-end audit and adjustment. Certain reclassifications have been made to prior period amounts to conform with current period presentations.

(3)      Allowance for Loan Losses

         An analysis of the allowance for loan losses for the six months ended June 30, 1995 and 1994, follows (in thousands):

                                                                                   June 30,
                                                                             -----------------------
                                                                               1995           1994
                                                                             --------       --------
              Balance at beginning of period                                 $10,024        $ 9,974
              Provision charged to operating expense                              15             15
              Loans charged off                                                 (627)          (354)
              Recoveries                                                         284            384
                                                                             -------        -------

              Balance at end of period                                       $ 9,696        $10,019
                                                                             =======        =======

         On January 1, 1995, the Company adopted SFAS 114 as amended by SFAS
         118. These standards require that when a loan is impaired, a creditor shall measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company considers consumer loans with balances less than $50,000 to be smaller-balance homogeneous loans which are exempt from SFAS 114. The Company has measured the impairment related to all of its impaired loans using the fair value of the loan's collateral. The Company classifies loans as impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans which are 90 days or over past due are considered impaired loans unless they are well secured and are in the process of collection. Amounts received on impaired loans are applied, for financial accounting purposes, first to principal and then to interest after all principal has been collected. When collection of an impaired loan is considered remote, the loan is charged-off against the reserve for loan loss. The Company had previously measured the allowance for credit losses using methods similar to the prescribed method in SFAS No. 114. As a result, no additional provision was required by the adoption of this pronouncement.

         At June 30, 1995, the recorded investment in loans that are considered impaired was $8.2 million. Included in this amount were $3.0 million of impaired loans for which the related allowance for loan losses was $1.3 million. Impaired loans of $5.2 million were carried at fair value and as a result do not have a related allowance for loan losses. The average recorded investment in impaired loans during the six months ended June 30, 1995, was approximately $8.2 million and $8.0 million for the three months ended June 30, 1995.

         The balance and the effect on interest income of impaired and restructured loans by category for the six months ended June 30, 1995, shown below. Due to the performing status of the troubled debt restructurings as of the adoption of SFAS 114 they are not considered impaired and, therefore, are presented separately in the following table (in thousands):

                                                                              June 30, 1995
                                                                      --------------------------------
                                                                      Impaired            Restructured
                                                                      --------            ------------
         Principal amount at June 30, 1995                            $8,198                 $592
                                                                      ======                 ====
         Gross amount of interest that would
           have been recorded at original rate                           383                   21
         Amount of payments reflected in income                          306                   12
                                                                      ------                 ----

         Net impact on interest income                                $   77                 $  9
                                                                      ======                 ====


         At June 30, 1995 and 1994, the Company had $592 thousand and $643 thousand, respectively, of loans that resulted from troubled debt restructurings.

(4)      Allowance for Foreclosed Assets

         An analysis of the allowance for foreclosed assets for the six months ended June 30, 1995 and 1994 follows (in thousands):

                                                                                     June 30,
                                                                        ---------------------------------
                                                                            1995                 1994
                                                                        ------------         ------------
              Balance at Beginning of Period                               $119                $159
              Provision Charged to Operating Expense                          0                  20
              Losses Charged to the Allowance                               (17)                (41)
                                                                           ----                ----
              Balance at the End of Period                                 $102                $138
                                                                           ====                ====

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

         During the first six months of 1995, the Company had proceeds from sales of investment securities available for sale of $50.5 million, which includes net realized gains of $122 thousand. There were no transfers between the held to maturity and the available for sale category during the first six months of 1995 or 1994. The following table shows as of June 30, 1995, the distribution of the Company's investment securities (in thousands):

                                                             Due            Due
                                               Due        After One      After Five        Due
                                              Within      But Within     But Within       After
                                             One Year     Five Years     Ten Years      Ten Years      Total
                                             --------     ----------     ----------     ---------     -------
         Amortized Cost:
           Securities Held to Maturity       $204,828      $351,639        $49,527      $133,264      $739,258
           Securities Available for Sale       55,806        13,895          1,608        11,275        82,584
                                             --------      --------        -------      --------      --------
             Total                            260,634       365,534         51,135       144,539       821,842

         Market Value                         260,321       364,492         51,090       145,359       821,262


(6)      Common Stock and Retained Earnings

         Primary earnings per share were computed using the weighted average number of shares of common stock outstanding. The weighted average number of shares was 8,270,047 for the six months ended June 30, 1995 and 8,222,189 for the six months ended June 30, 1994.

         The Company maintains a Stock Option Plan, which was originated in 1991, pursuant to which a total of 300,000 shares of the Company's common stock has been reserved for issuance. To date, options to acquire 279,839 shares of common stock have been granted and 229,529 remain outstanding. The stock options did not have a material dilutive effect on the calculation of earnings per share and were, therefore, not included in such calculations.

(7)      Federal Income Taxes

         At June 30, 1995, the Company's provision for federal income taxes was $3.7 million compared to $4.5 million at June 30, 1994. The Company's net deferred tax asset balance at June 30, 1995, was $969 thousand. This net deferred tax asset is composed of the expected tax benefit from the reversal of temporary differences between tax and book net income. The existing net temporary differences will reverse during future periods. The Company has not recorded a valuation allowance against the deferred tax asset because it expects to fully utilize these future benefits.

         The provision for federal income tax was as follows (in thousands):

                                                                              Six Months Ended
                                                                                   June 30,
                                                                           -------------------------
                                                                             1995              1994
                                                                           -------            ------
         Current Expense                                                   $2,963             $4,823
         Deferred Expense                                                     688                298
                                                                           ------             ------
           Total Tax Provision                                             $3,651             $4,525
                                                                           ======             ======


         Taxes provided on consolidated income for the six months ended June 30, 1995 and 1994, were different than the amount computed by applying the U. S. federal income tax statutory rate for the reasons noted below (dollars in thousands):

                                                                  June 30,
                                                 -----------------------------------------------------
                                                         1995                          1994
                                                 ---------------------        ------------------------
                                                            Percent of                      Percent of
                                                              Pretax                          Pretax
                                                 Amount       Income           Amount         Income
                                                 -------    ----------         -------      ---------
         Tax Provision Computed
           at the Statutory Rate                 $3,857        35%             $4,507          35%
         Increase (Decrease) in
           Provision Resulting From:
           Tax Exempt Interest                     (347)       (3%)              (119)         (1%)
           Other                                    141         1%                137           1%
                                                 ------        --              ------          --

         Total Tax Provision                     $3,651        33%             $4,525          35%
                                                 ======        ==              ======          ==

         The components of and changes in the net deferred tax asset were as follows (in thousands):

                                                                               Deferred
                                                           January 1,          (Expense)         June 30,
                                                              1995              Benefit            1995
                                                           -----------         ---------       -----------
         Net Tax Depreciation In Excess
           of Book                                          $(1,914)           $ (52)            $(1,966)
         Discount Accretion                                     (10)              (1)                (11)
         Other Real Estate Provisions
           In Excess of Realized Losses                         529              (72)                457
         Net Charge-Offs in Excess of
           Provision for Loan Losses                          3,018             (118)              2,900
         Other Temporary Differences, Net                        34             (445)               (411)
                                                            -------            -----             -------
         Total Deferred Tax Asset                             1,657             (688)                969
           Valuation Allowance                                    0                0                   0
                                                            -------            -----             -------
         Deferred Tax Asset, Net                            $ 1,657            $(688)            $   969
                                                            =======            =====             =======

(8)      Statements of Cash Flows

         For purposes of the statements of cash flows, the Company defines cash and due from banks as cash and cash equivalents. Investment securities held to maturity sold within 90 days of the stated maturity have been treated as in-substance maturities. Also treated as in-substance maturities are the investment securities in which the Company has collected at least 85% of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in installments over its term. There were no securities transferred from the held to maturity category to the available for sale category except for an agency mortgage-back security of $810 thousand which was acquired in the United acquisition and then subsequently sold because it did not fall within the Company's investment policy guidelines.

(9)      Commitments and Contingencies

         In the normal course of the subsidiaries' business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. These instruments involve elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets, but are limited to their notional amounts. At June 30, 1995, the Company had outstanding standby letters of credit of approximately $3,938,000 and commitments to extend credit of approximately $154,205,000, which included $78,550,000 of commitments to correspondent banks for federal fund lines. The credit risks involved in these instruments are essentially the same as those involved in extending loan facilities to customers. The Company uses the same credit policies in making commitments and conditional obligations as it does for normal balance sheet instruments. The Company also has a contingent liability with respect to the remaining balance of $6.7 million in student loans that the Company sold with recourse in 1993. The Company has provided for possible credit risk in each of the above transactions in its allowance for loan losses and does not anticipate losses in excess of such reserve as a result of these transactions.

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

(10)     Acquisitions

         On June 30, 1995, United merged with and into the Company. The merger was consummated through the exchange of 306,383 shares of the Company's common stock for all of the outstanding shares of common stock of United. This transaction increased assets by approximately $65 million and increased deposits by approximately $61 million. The acquisition was accounted for as a pooling-of-interests. The Company's prior period consolidated financial statements have been restated to include the accounts of United. All intercompany accounts have been eliminated.

         The effect of this acquisition was to increase previously reported consolidated earnings by the following (in thousands):

                                                             Victoria            United
                                                            Bankshares,        Bancshares,
         Six Months Ended:                                     Inc.               Inc.              Total
         -----------------                                  -----------        -----------        ---------
         June 30, 1995:
           Net Interest Income                                $30,666            $1,418            $32,084
           Net Income                                           7,210               160              7,370

         June 30, 1994:
           Net Interest Income                                $31,737            $1,292            $33,029
           Net Income                                           8,201               151              8,352

         Three Months Ended:
         ------------------

         June 30, 1995:
           Net Interest Income                                $15,032            $  720            $15,752
           Net Income                                           3,344                54              3,398

         June 30, 1994:
           Net Interest Income                                $16,102            $  651            $16,753
           Net Income                                           4,009                81              4,090

         In May 1995, the Company signed a Definitive Agreement to purchase Cattlemen's Financial Services, Inc., that is expected to result in the combination of their principal subsidiaries, Victoria Bank & Trust and Cattlemen's State Bank. The acquisition is planned to close during the third quarter of 1995. Cattlemen's State Bank has approximately $110 million in total assets and two branches. This acquisition is expected to be a cash transaction accounted for as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion highlights the major changes affecting the operations and financial condition of Victoria Bankshares, Inc., and its subsidiaries (the "Company") for the six months ended June 30, 1995.

OVERVIEW OF OPERATIONS

The Company reported net income of $7.4 million or $0.89 per share for the six months of 1995 compared to net income of $8.4 million or $1.01 per share reported for the same period in 1994. Second quarter net income was $3.4 million or $0.41 per share for June 30, 1995 compared to $4.1 million or $0.49 per share for the same period in 1994. The decline in net income is primarily attributable to pressures on the net interest margin resulting from increased funding costs. Funding costs continued to rise during the second quarter due to the lag effect of prior increases in market interest rates on time deposits and the shift in the deposit mix to higher-priced time deposits. Expenses related to acquisitions and health insurance costs have partially offset the Company's progress towards improved efficiency.

On June 30, 1995, United Bancshares, Inc., ("United") parent company of Rosenberg Bank & Trust ("Rosenberg") merged with and into Victoria Bank & Trust Company ("the Bank"). The merger was consummated through the exchange of 306,383 shares of the Company's common stock for all of the outstanding shares of common stock of Rosenberg. This transaction increased assets by approximately $65 million and increased deposits by approximately $61 million. The acquisition was accounted for as a pooling-of-interests. The Company's prior period consolidated financial statements have been restated to include the accounts of this bank. All intercompany accounts have been eliminated.

In May 1995, the Company signed a Definitive Agreement to purchase Cattlemen's Financial Services, Inc., that is expected to result in the combination of their principal subsidiaries, Victoria Bank & Trust and Cattlemen's State Bank. Cattlemen's State Bank has approximately $110 million in total assets and two branches. This acquisition is expected to be a cash transaction accounted for as a purchase.

NET INTEREST INCOME

Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Net interest income for the six months ended June 30, 1995, was $32.1 million, a decrease of $945 thousand, or 2.9%, from the net interest income of $33.0 million for the same six months of 1994. The positive effect of improved asset quality and loan growth was offset by the narrowing of the interest rate spread, primarily resulting from increased funding costs.

The interest income on certain loans and investment securities is not subject to Federal income tax. So that interest and rates on these types of assets can be meaningfully compared to those that are taxable, an adjustment for taxable equivalency, net of the estimated effect of interest expense disallowed, is added to interest income. The taxable-equivalent adjustment was calculated using the statutory Federal income tax rate of 35 percent. Taxable-equivalent interest income for the six months ended June 30, 1995 and June 30, 1994, is as follows (in thousands):

                                                                             Six Months Ended
                                                                       ---------------------------
                                                                         June 30,         June 30,
                                                                          1995             1994
                                                                       -----------      ----------
Interest Income-Book Basis                                              $56,039          $50,859
Add Taxable-Equivalent
 Interest Income                                                            410              155
                                                                        -------          -------
Interest Income-Taxable
 Equivalent Basis                                                        56,449           51,014
Interest Expense                                                         23,955           17,830
                                                                        -------          -------
Net Interest Income-Taxable
  Equivalent Basis                                                      $32,494          $33,184
                                                                        =======          =======

Taxable-equivalent interest income for the three months ended June 30, 1995, and June 30, 1994, is as follows (in thousands):

                                                                                Three Months Ended
                                                                        --------------------------------
                                                                           June 30,             June 30,
                                                                            1995                 1994
                                                                        -------------        -----------
Interest Income-Book Basis                                                $28,465              $25,775
Add Taxable-Equivalent
 Interest Income                                                              205                  102
                                                                          -------              -------
Interest Income-Taxable
 Equivalent Basis                                                          28,670               25,877
Interest Expense                                                           12,713                9,022
                                                                          -------              -------
Net Interest Income-Taxable
  Equivalent Basis                                                        $15,957              $16,855
                                                                          =======              =======

Net interest income on a tax equivalent basis for the six months ended June 30, 1995, was $32.5 million, a decrease of $690 thousand or 2.1% from the net interest income of $33.2 million for the six months of 1994. The net interest spread is the difference between the average rates on interest-earning assets and the average rates on interest-bearing liabilities. The interest rate margin represents net interest income divided by average earning assets. These ratios can also be used to analyze net interest income. Since a significant portion of the Company's funding is derived from interest-free sources, primarily demand deposits and total stockholders' equity, the effective rate for all funding sources is lower than the rate paid on interest-bearing liabilities alone. For the six months ended June 30, 1995, compared to June 30, 1994, the net interest spread was 3.29% and the net interest margin was 4.13% compared to 3.48% and 4.14%, respectively. The average interest rate received on earning assets increased 82 basis points while the average rate paid on interest-bearing liabilities increased 101 basis points when compared to the first six months of 1994.

When comparing the three months ended June 30, 1995, to the three months ended June 30, 1994, net interest income decreased $898 thousand. For the three months ended June 30, 1995, compared to the three months ended June 30, 1994, the net interest spread was 3.14% and the net interest margin was 4.02% compared to 3.53% and 4.21%, respectively. The average interest rate received on earning assets increased 75 basis points and the average rate paid on interest-bearing liabilities increased 113 basis points when compared to the second three months of 1994.

For the three months ended June 30, 1995, compared to the three months ended March 31, 1995, net interest income decreased $576 thousand. For the three months ended June 30, 1995, the net interest spread was 3.14% and the net interest margin was 4.02% compared to 3.44% and 4.26% for the three months ended March 31, 1995. The average interest rate received on earning assets increased

6 basis points and the average rate paid on interest-bearing liabilities increased 36 basis points compared to the first three months of 1995.

The following tables show the calculation of the interest rate margin and interest rate spread (dollars in thousands):

                                                   Six Months Ended                           Six Months Ended
                                                     June 30, 1995                              June 30, 1994
                                        --------------------------------------     ------------------------------------
                                         Average                      Average       Average                    Average
Assets                                   Balance        Interest        Rate        Balance        Interest     Rate
------                                  ---------       --------      --------     ----------       --------    -------
Interest-Earning Assets:
  Loans, Net of Unearned Discount(1)     $  605,262    $   28,353      9.45%        $  574,570   $   25,324       8.89%
  Investment Securities
    Held to Maturity:
    Government, Agency & Other (2)          703,503        20,306      5.80%           770,678       19,893       5.26%
    State, County & Municipal (1)            35,152         1,180      6.77%             1,808          394       8.40%
  Investment Securities
    Available for Sale (1)(3)               109,767         2,534      4.66%           107,633        2,355       4.41%
  Trading Accounts                              285             9      6.38%             1,591           41       5.20%
  Federal Funds Sold and
    Short-Term Investments                  131,044         4,067      6.26%           161,501        3,007       3.75%
                                         ----------    ----------                   ----------   ----------

         Total Interest-Earning Assets    1,585,013        56,449      7.18%         1,617,781       51,014       6.36%

Noninterest-Earning Assets:
  Cash and Due From Banks                   116,712                                    122,480
  Other Assets                               98,589                                     87,617
  Allowance for Loan Losses                  (9,951)                                   (10,002)
                                         ----------                                 ----------

         Total Assets                    $1,790,363                                 $1,817,876
                                         ==========                                 ==========

Liabilities and Stockholders' Equity
------------------------------------
Interest-Bearing Liabilities:
  Interest-Bearing Transactional
   Accounts                              $  615,533    $    8,132      2.66%        $  647,516   $    7,407       2.31%
  Time Deposits                             548,227        13,605      5.00%           490,288        8,556       3.52%
  Federal Funds Purchased and
   Short-Term Borrowings                     76,067         2,187      5.80%           110,714        1,856       3.38%
  Long-Term Debt                                988            31      6.41%               335           11       6.41%
                                         ----------    ----------                   ----------   ----------

         Total Interest-Bearing
         Liabilities                      1,240,815        23,955      3.89%         1,248,853       17,830       2.88%

Noninterest-Bearing Liabilities:
  Demand Deposits                           355,483                                    389,301
  Other Liabilities (3)                      10,159                                      8,839
                                         ----------                                 ----------

         Total Liabilities                1,606,457                                  1,646,993

Stockholders' Equity (3)                    183,906                                    170,833
                                         ----------                                 ----------

         Total Liabilities and
         Stockholders' Equity            $1,790,363                                 $1,817,876
                                         ==========                                 ==========

Net Interest Income                                    $   32,494                                $   33,184
                                                       ==========                                ==========

Net Interest Spread                                                    3.29%                                      3.48%
                                                                     ======                                      ======

Interest Rate Margin                                                   4.13%                                      4.14%
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

                                                    Three Months Ended                    Three Months Ended
                                                       June 30, 1995                        June 30, 1994
                                       ---------------------------------------   -------------------------------------
                                         Average                      Average      Average                     Average
Assets                                   Balance        Interest        Rate       Balance         Interest      Rate
------                                 ----------       --------      -------    ----------        --------     ------
Interest-Earning Assets:
   Loans, Net of Unearned Discount(1)  $  610,882       $14,352       9.42%      $  587,812        $13,217       9.02%
   Investment Securities
     Held to Maturity
     Government, Agency & Other (2)       700,014        10,269       5.88%         737,406          9,534       5.19%
     State, County & Municipal (1)         35,031           592       6.78%          13,550            260       7.70%
   Investment Securities Available
     for Sale (1)(3)                       99,201         1,121       4.53%         111,066          1,256       4.54%
   Trading Accounts                           303             5       6.62%           1,531             20       5.24%
   Federal Funds Sold and
     Short-Term Investments               148,542         2,331       6.29%         154,381          1,590       4.13%
                                       -----------      -------                  ----------        -------

        Total Interest-Earning Assets   1,593,973        28,670       7.21%       1,605,746         25,877       6.46%

Noninterest-Earning Assets:
   Cash and Due From Banks                113,329                                   114,266
   Other Assets                            97,655                                    87,226
   Allowance for Loan Losses               (9,829)                                  (10,024)
                                       ----------                                ----------

      Total Assets                     $1,795,128                                $1,797,214
                                       ==========                                ==========

Liabilities and Stockholders' Equity
------------------------------------
Interest-Bearing Liabilities:
   Interest-Bearing Transactional
     Accounts                          $  600,683       $ 4,005       2.67%      $  644,725        $ 3,755       2.34%
   Time Deposits                          581,172         7,666       5.29%         486,162          4,312       3.56%
   Federal Funds Purchased and
     Short-Term Borrowings                 70,115         1,038       5.94%         100,046            944       3.78%
   Long-Term Debt                             250             4       6.41%             666             11       6.62%
                                       ----------       -------                  ----------        -------

      Total Interest-Bearing
      Liabilities                       1,252,220        12,713       4.07%       1,231,599          9,022       2.94%

Noninterest-Bearing Liabilities:
   Demand Deposits                        347,237                                   382,793
   Other Liabilities (3)                   10,765                                     9,616
                                       ----------                                ----------

      Total Liabilities                 1,610,222                                 1,624,008

Stockholders' Equity (3)                  184,906                                   173,206
                                       ----------                                ----------

      Total Liabilities and
      Stockholders' Equity             $1,795,128                                $1,797,214
                                       ==========                                ==========

Net Interest Income                                     $15,957                                    $16,855
                                                        =======                                    =======

Net Interest Spread                                                   3.14%                                      3.53%
                                                                      ====                                       ====

Interest Rate Margin                                                  4.02%                                      4.21%
                                                                      ====                                       ====

(1) Interest and rates on loans and securities which are nontaxable for federal income tax purposes are presented on a taxable equivalent basis using a rate of 35%.
(2)  Includes interest-bearing deposits with other banks.
(3) The average balance has been adjusted to exclude the effect of Statement of Financial Accounting Standards No. 115.

                                                Three Months Ended                          Three Months Ended
                                                   June 30, 1995                              March 31, 1995
                                       --------------------------------------     ------------------------------------
                                         Average                      Average       Average                 Average
Assets                                   Balance        Interest        Rate        Balance        Interest      Rate
------                                 ----------       --------      -------     ----------       --------     ------
Interest-Earning Assets:
  Loans, Net of Unearned Discount(1)   $  610,882       $14,352       9.42%      $  599,579        $14,000       9.47%
  Investment Securities
     Held to Maturity
     Government, Agency & Other (2)       700,014        10,269       5.88%         707,007          9,836       5.64%
     State, County & Municipal (1)         35,031           592       6.78%          35,274            584       6.71%
  Investment Securities Available
     for Sale (1)(3)                       99,201         1,121       4.53%         119,648          1,615       5.47%
  Trading Accounts                            303             5       6.62%             268              4       6.05%
  Federal Funds Sold and
     Short-Term Investments               148,542         2,331       6.29%         113,350          1,736       6.21%
                                        ---------       -------                  ----------        -------

      Total Interest-Earning Assets     1,593,973        28,670       7.21%       1,575,126         27,775       7.15%

Noninterest-Earning Assets:
  Cash and Due From Banks                 113,329                                   120,180
  Other Assets                             97,655                                    99,777
  Allowance for Loan Losses                (9,829)                                  (10,074)
                                       ----------                                ----------

      Total Assets                     $1,795,128                                $1,785,009
                                       ==========                                ==========

Liabilities and Stockholders' Equity
------------------------------------
Interest-Bearing Liabilities:
  Interest-Bearing Transactional
     Accounts                          $  600,683       $  4,005       2.67%      $  630,547       $  4,127       2.65%
  Time Deposits                           581,172          7,666       5.29%         514,915          5,939       4.68%
  Federal Funds Purchased and
     Short-Term Borrowings                 70,115          1,038       5.94%          82,021          1,149       5.68%
  Long-Term Debt                              250              4       6.41%           1,814             27       6.41%
                                       -----------      --------                  -----------      ---------

      Total Interest-Bearing
      Liabilities                       1,252,220         12,713       4.07%       1,229,297         11,242       3.71%

Noninterest-Bearing Liabilities:
  Demand Deposits                         347,237                                    363,854
  Other Liabilities (3)                    10,765                                      9,366
                                       -----------                                -----------

       Total Liabilities                1,610,222                                  1,602,517
Stockholders' Equity (3)                  184,906                                    182,492
                                       -----------                                -----------

       Total Liabilities and
       Stockholders' Equity            $1,795,128                                 $1,785,009
                                       ===========                                ===========

Net Interest Income                                     $ 15,957                                   $ 16,533
                                                        ========                                   ========

Net Interest Spread                                                    3.14%                                      3.44%
                                                                      ======                                     ======

Interest Rate Margin                                                   4.02%                                      4.26%
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

The amount of net interest income is the result of the relationship between the volume of interest-earning assets and the rates earned, and the volume of interest-bearing liabilities and the rates paid. The rate and volume components associated with interest- earning assets and interest-bearing liabilities can be segregated from each other to analyze the impact of these components on the period changes in net interest income. Rate/volume variances have been allocated to each category of interest-earning assets and interest-bearing liabilities based on the percentage impact of rate and volume on the total change of both components. Because of changes in the total mix of the categories of interest-earning assets and interest-bearing liabilities, the computations for each of the components does not equal the calculation for interest-earning assets as a total and interest-bearing liabilities as a total. The following tables analyze the changes attributable to the rate and volume components of net interest income (in thousands):


                                                SIX MONTHS ENDED
                                          JUNE 30, 1995/JUNE 30, 1994              Total
                                                 (IN THOUSANDS)                     Net
                                      Increase (Decrease)   Due To Change In     Increase
                                      Average Volume          Average Rate      (Decrease)
                                      ----------------------------------------------------
Interest Income:
  Loans                                  $ 1,392             $1,637              $3,029
  Investment Securities
    Held to Maturity                        (873)             2,072               1,199
  Investment Securities
    Available for Sale                        24                155                 179
  Trading Accounts                           (40)                 8                 (32)
  Federal Funds Sold and
    Short-Term Investments                  (650)             1,710               1,060
    Interest-Earning Assets
      as a Total                          (1,076)             6,511               5,435

Interest Expense:
  Interest-Bearing
    Transactional Accounts                  (380)             1,105                 725
  Time Deposits                            1,104              3,945               5,049
  Federal Funds Purchased and
    Short-term Borrowings                   (707)             1,038                 331
  Long-term Debt                              20                  0                  20
    Interest-Bearing Liabilities
      as a Total                            (115)             6,240               6,125

Net Interest Income                         (961)               271                (690)

The paragraphs below describe the change in net interest income attributable to rate and volume when comparing the six months ended June 30, 1995 to the six months ended June 30, 1994.

The decrease in net interest income due to change in average volume is attributable to a 2.0% decrease in the average volume of earning assets. The decrease in average volume due to investment securities held to maturity and fed funds sold in short-term investments more than offset the effect of the increase in average loan volume. The volume of interest-bearing liabilities decreased 0.6% as the effect of the decrease in volume of federal funds purchased and short-term borrowings and interest-bearing transactional accounts was only offset by the effect of the increase in higher costing time deposits.

The increase in net interest income attributable to rate resulted partially from the change in mix of average earning assets and average interest-bearing liabilities. Even though the net interest spread decreased, the effect of rates on net interest income was positive as the effect of the larger average balance of earning assets offset the larger increase in interest-bearing liability rates.

                                                  THREE MONTHS ENDED
                                             JUNE 30, 1995/JUNE 30, 1994                Total
                                                     (IN THOUSANDS)                      Net
                                      Increase (Decrease)       Due To Change In       Increase
                                      Average Volume              Average Rate        (Decrease)
                                      ----------------------------------------------------------
Interest Income:
  Loans                                  $ 530                 $  605                   $1,135
  Investment Securities
    Held to Maturity                      (207)                 1,274                    1,067
  Investment Securities
    Available for Sale                    (129)                   (6)                     (135)
  Trading Accounts                         (19)                     4                      (15)
  Federal Funds Sold and
    Short-Term Investments                 (62)                   803                      741
    Interest-Earning Assets
      as a Total                          (182)                 2,975                    2,793

Interest Expense:
  Interest-Bearing
    Transactional Accounts                (268)                   518                      250
  Time Deposits                            960                  2,394                    3,354
  Federal Funds Purchased and
    Short-term Borrowings                 (338)                   432                       94
  Long-term Debt                            21                    (28)                      (7)
    Interest-Bearing Liabilities
      as a Total                           151                  3,540                    3,691

Net Interest Income                       (333)                  (565)                    (898)

The paragraphs below describe the change in net interest income attributable to rate and volume when comparing the three months ended June 30, 1995, to the three months ended June 30, 1994.

Net interest income decreased $898 thousand or 5.3% when comparing the three months ended June 30, 1995, to the three months ended June 30, 1994. The paragraphs below describe this change in net interest income attributable to rate and volume during this period.

The decrease in net interest income attributable to volume resulted as earning assets decreased 0.7%. The positive effect of increasing average loans was offset by decreases in investment securities. Also, the decrease in average volume of interest-bearing transactional accounts and fed funds purchased and short-term borrowings was partially offset by an increase in the average volume of time deposits, creating a 1.6% increase in the average volume of interest-bearing liabilities. The Company anticipates the strength of the local economy will continue and that loans will continue to grow.

The decrease in net interest income due to change in average rate is the result of average interest-earning assets repricing slower than average interest-bearing liabilities.

                                                 THREE MONTHS ENDED
                                          JUNE 30, 1995/MARCH 31, 1995                  Total
                                                  (IN THOUSANDS)                         Net
                                      Increase (Decrease)    Due To Change In         Increase
                                      Average Volume           Average Rate          (Decrease)
                                      ---------------------------------------------------------
Interest Income:
  Loans                                  $ 265                $   87                $  352
  Investment Securities
    Held to Maturity                      (103)                  544                   441
  Investment Securities
    Available for Sale                    (247)                 (247)                 (494)
  Trading Accounts                           1                     0                     1
  Federal Funds Sold and
    Short-Term Investments                 552                    43                   595
    Interest-Earning Assets
      as a Total                           347                   548                   895

Interest Expense:
  Interest-Bearing
    Transactional Accounts                (199)                   77                  (122)
  Time Deposits                            821                   906                 1,727
  Federal Funds Purchased and
    Short-term Borrowings                 (174)                   63                  (111)
  Long-term Debt                           (24)                    1                   (23)
    Interest-Bearing Liabilities
      as a Total                           210                 1,261                 1,471

Net Interest Income                        137                  (713)                 (576)

The paragraphs below describe the change in net interest income attributable to rate and volume when comparing the three months ended June 30, 1995, to the three months ended March 31, 1995.

The increase in net interest income attributable to average volume relates to a 1.2% increase in average earning assets during the second quarter of 1995. The increase in average loan volume and fed funds sold and short-term investments offset the decrease in investment securities.

The decrease in net interest income attributable to change in average rate resulted as the average rate on interest-bearing liabilities was more responsive to the increase in market rates than the average rate on interest-earning assets. Rates paid on interest-bearing liabilities increased 36 basis points while rates earned on interest-earning assets increased 6 basis points for the three months ended June 30, 1995, compared to the three months ended March 31, 1995.

The Company anticipates continued increase in loan volume due to the strength of regional economy and the rate on investment securities held to maturity to continue to increase as upcoming maturities will be reinvested at higher rates. Additionally, the rate on interest-bearing deposits could stabilize as the lag effect of repricing time deposits subsides and the effect of the Federal Reserve Board's July decrease in market rates are recognized. A potential offset of these positive trends could be an increase in the cost of deposits if customers continue to move from lower costing demand deposits and interest-bearing transactional accounts to higher costing time deposits.

PROVISION FOR LOAN LOSSES

Management determines an appropriate provision for loan losses based upon the size, quality, and concentration characteristics of the loan portfolio using both historical quantitative trends and Management's evaluation of qualitative factors including economic and industry outlooks. The provision for loan losses for the six month period ended June 30, 1995 and June 30, 1994 was $15 thousand. The allowance for loan losses was 1.6% of loans, net of unearned discount, at June 30, 1995 and 1.7% of loans, net of unearned discount at June 30, 1994. The loan loss allowance as a percentage of impaired and other nonperforming loans was 108.26% at June 30, 1995, as compared to 106.70% a year earlier, reflecting loan growth which has not compromised asset quality as nonperforming assets continue to decline. Nonperforming assets totaled $10.5 million at June 30, 1995, as compared with $11.7 million at December 31, 1994, a 10.1% reduction.

NONINTEREST INCOME

Total noninterest income increased $1.3 million or 9.5% for the six months ended June 30, 1995, as compared to the same period in 1994. The analysis follows (in thousands):

                                                   Six Months Ended
                                                       June 30,
                                               ------------------------
                                                 1995            1994
                                               --------        --------
Service Charges and Other Fees                 $ 7,965         $ 7,433
Trust Services Income                            3,399           2,287
Data Processing Income                           1,433           1,610
Securities Gains (Losses)                          122            (264)
Other Operating Income:
  Investment Product Income                        501             570
  Safe Deposit Income                              280             297
  Mortgage Banking Income                          126             379
  All Other Operating Income                       799           1,047
                                               -------         -------

Total Noninterest Income                       $14,625         $13,359
                                               =======         =======

The increase in noninterest income for the six months ended June 30, 1995, as compared to the same period in 1994 is due primarily to trust services income generated by the acquired trust business of the former Ameritrust Texas National Association office located in Corpus Christi ("Corpus Christi Trust") from Texas Commerce Bank National Association early in the third quarter of 1994. Trust services income is dependent upon the market value of trust assets. Fluctuations in stock and bond values may impact future trust services income levels. Service charges and other fees increased as a result of income from a new ATM surcharge that began in the fourth quarter in 1994. Also contributing to the increase were securities gains during the first six months of 1995 in comparison to securities losses incurred during the first six months of 1994. Security gains incurred during the first half of 1995 resulted from sales of equity investments by the Company's Small Business Administration ("SBA") licensed subsidiary and in-substance maturities of securities held to maturity.

These increases were partially offset by decreased data processing income as a result of a decrease in the level of customers serviced by the Company's data processing subsidiary. Investment product income also decreased as a result of a lower level of sales of annuities, fixed income securities, and mutual funds. Mortgage banking income decreased, even though mortgage origination increased, as fees from the sale of mortgage loans into secondary markets decreased. This occurred as the Company retained a higher percentage of the loans it originated mainly in a newly introduced three-year adjustable rate product. All other operating income decreased as a result of decreased income and gains from the sale of other real estate due to lower levels of foreclosed properties.


NONINTEREST EXPENSE

Total noninterest expense increased $2.2 million or 6.5% for the six months ended June 30, 1995, compared to the same period in 1994. The analysis follows (in thousands):

                                                     Six Months Ended
                                                         June 30,
                                                  -----------------------
                                                    1995           1994
                                                  --------       --------
Salaries and Wages                                $13,758        $12,960
Retirement and Other Employee Benefits              4,307          3,791
Net Occupancy Expense                               3,551          3,452
Equipment, Rental, Depreciation
  and Maintenance                                   2,407          2,509
FDIC Insurance                                      1,673          1,677
Other Operating Expenses:
  Legal Expense                                       524            440
  Marketing Expense                                   568            829
  Operating Supplies                                1,237          1,090
  Communications Expense                              646            541
  Postage Expense                                     669            617
  Outside Service Expense                           2,661          2,326
  Amortization of Intangible Assets                   995            707
  All Other                                         2,677          2,557
                                                  -------        -------

Total Noninterest Expense                         $35,673        $33,496
                                                  =======        =======

The largest increase in noninterest expense for the six months ended June 30, 1995, as compared to the same period in 1994, occurred in salaries and wages as a result of the acquisition of the Corpus Christi Trust in the third quarter of 1994 and normal merit increases. Retirement and other employee benefits increased due to increased health care expense as a result of rising health care costs and increased claims. Amortization of intangibles, outside service expense, communications expense, and operating supplies all increased primarily as a result of the acquisition of the Corpus Christi Trust. Included in outside service expenses are accounting and legal costs incurred with the acquisition of United.

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

PROVISIONS FOR FEDERAL INCOME TAXES

For the six months ended June 30, 1995 and 1994, the provision for federal income taxes was $3.7 million and $4.5 million, respectively.

The Company had a net deferred tax asset of $969 thousand as of June 30, 1995. This net deferred tax asset is composed of the expected tax benefits from the reversal of the temporary differences between tax and book net income. The existing net temporary differences will reverse during future periods. During 1993, the Company fully utilized all operating loss and tax credit carryforwards, thus returning to a statutory tax rate. The Company did not record a valuation allowance against the net deferred tax asset because it expects to fully recognize these future benefits.

CAPITAL MANAGEMENT

The Federal Reserve Board maintains a system using the internationally consistent risk-based capital adequacy guidelines to evaluate the capital adequacy of bank holding companies. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. Certain off-balance sheet items are added to the risk- weighted asset base by converting them to a balance sheet equivalent and assigning them the appropriate risk weight.

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

                                                        June 30, 1995                  December 31, 1994
                                                   -----------------------           ----------------------
                                                   Amount            Ratio           Amount           Ratio
                                                   ------           ------           ------           -----
Tier 1 Capital                                     $159,588         18.42%           $154,643         17.45%
Tier 1 Capital Minimum Requirement                   34,645          4.00              35,453          4.00
                                                   --------         -----            --------         -----

Excess Tier 1 Capital                              $124,943         14.42            $119,190         13.45
                                                   ========         =====            ========         =====

Total Capital                                       169,284         19.54             164,667         18.58
Total Capital Minimum Requirement                    69,290          8.00              70,907          8.00
                                                   --------         -----            --------         -----

Excess Total Capital                               $ 99,994         11.54%             93,760         10.58%
                                                   ========         =====            ========         =====

Risk Adjusted Assets, Net
  of Intangible Assets                             $866,127                          $886,335
                                                   ========                          ========


The Company's "Tier 1" and total capital ratios both increased from December 31, 1994 to June 30, 1995 as a result of decreased risk adjusted assets due primarily to a decrease in commercial paper and increased capital due to income earned during the period. In addition to the risk-based capital guidelines, the Federal

Reserve Board and the FDIC use a "leverage ratio" as an additional tool to evaluate capital adequacy. The "leverage ratio" is defined to be a company's "Tier 1" capital divided by its total average assets. The "leverage ratio" adopted by these federal banking regulators must equal or exceed 3.0% "Tier 1" capital-to-total average assets for banks with a CAMEL Rating of 1; all other institutions will be expected to maintain a 100 to 200 basis point cushion--i.e., these institutions will be expected to maintain a "leverage ratio" of 4.0% to 5.0%. The Company's "leverage ratio" increased to 9.04% at June 30, 1995 from 8.67% at December 31, 1994, due to both an increase in "Tier 1" capital and a decrease in total average assets. The Company's "leverage ratio" substantially exceeds the regulatory minimum.

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

The Parent Company, as of June 30, 1995, had $11.2 million in available for sale securities, which can be used to provide liquid resources as well as currently unanticipated capital needs of its subsidiaries. Additional sources of liquidity for the parent company are dividends from subsidiaries which are dependent on their earnings. The amount of retained earnings available to the Parent Company from subsidiaries for payment of dividends without prior regulatory approval was approximately $78,986,000 at June 30, 1995.

Cash dividends have been paid by the Parent Company for thirteen consecutive quarters. In May 1995, the Company paid a $.16 per share quarterly dividend. The board has declared a $.16 per share dividend payable August 15, 1995.

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

One way to analyze interest rate risk is to evaluate the balance of the interest rate sensitivity position. A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap. The purpose of this analysis is to be aware of the potential risk to future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions. The following table presents the interest sensitivity position of the Company at June 30, 1995 (dollars in thousands):

                                                                                             Over One
                                                      Rate Sensitive Within                  Year and
                                       ---------------------------------------------------   Nonrate
                                       30-Days    90-Days    180-Days   One Year     Total   Sensitive     Total
                                       -------    -------    --------   --------   --------  ---------  ----------
Earning Assets:
Loans, Net of Unearned Discount        $278,736   $ 25,760   $ 34,879   $ 64,407   $403,782   $214,276  $  618,058
  Investment Securities                 126,944     34,251     81,445    154,542    397,182    424,594     821,776
Federal Funds Sold and Other
Short-Term Investments                  141,612          0          0          0    141,612          0     141,612
Other Earning Assets                        405          0          0          0        405          0         405
                                       --------   --------   --------   --------   --------   --------  ----------

Total Earning Assets                    547,697     60,011    116,324    218,949    942,981    638,870   1,581,851

Interest-Bearing Liabilities:
Interest-Bearing Transactional
  Accounts                              279,212          0          0          0    279,212    148,790     588,602
Time Deposits                            73,534     80,602    134,189    136,383    424,708    165,673     590,381
Fed Funds Purchased and Other
Short-Term Borrowings                    60,724          0          0          0     60,724          0      60,724
Long-Term Debt                                0          0          0          0          0          0           0
                                       --------   --------   --------   --------   --------   --------  ----------

Total Interest-Bearing
  Liabilities                           413,470     80,602    134,189    136,383    764,644   $314,463  $1,239,707
                                       --------   --------   --------   --------   --------   --------  ----------

Interest Sensitivity Gap               $134,227   $(20,591)  $(17,865)  $ 82,566   $178,337
                                       ========   ========   ========   ========   ========

Cumulative Interest
  Sensitivity Gap                      $134,227   $113,636   $ 95,771   $178,337
                                       ========   ========   ========   ========
Ratio of Earning Assets to
  Interest-Bearing Liabilities          132.46%     74.45%     86.69%    160.54%    123.32%
                                       ========   ========   ========   ========   ========


The Company had an asset sensitivity gap position in the 30-day period of $134.2 million. The cumulative rate sensitive gap position at one year was an asset sensitive position of $178.3 million, which indicates the Company may benefit from rising interest rates; conversely falling interest rates may have a negative impact upon the Company.

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

The Company's Asset and Liability Committee reviews monthly the consolidated position along with simulation and duration models, and makes adjustments as needed to control the Company's interest rate risk position.

The Company's investment policy does not permit the use of derivative financial instruments or the purchase of structured notes.

LOAN PORTFOLIO

The following summary shows the composition of the loan portfolio at June 30, 1995, and December 31, 1994 (dollars in thousands):

                                                   June 30, 1995              December 31, 1994
                                              -----------------------       ---------------------
                                               Amount         Percent        Amount       Percent
                                              --------        -------       --------      -------
Loans secured primarily by
  real estate:
     Construction & land development          $ 19,056          3.07%       $ 18,630        3.09%
     Other real estate loans                   258,257         41.60         244,592       40.59
Agricultural loans                              46,364          7.47          36,861        6.12
Commercial & industrial loans                  118,857         19.15         125,437       20.82
Consumer loans                                 174,754         28.15         174,375       28.94
Loans to financial institutions &
  all other loans                                3,499          0.56           2,671        0.44
                                              --------        ------        --------      ------
Total Loans                                   $620,787        100.00%       $602,566      100.00%
                                                              ======                      ======

Less:
  Unearned discount                             (2,729)                       (4,490)
  Allowance for loan losses                     (9,696)                      (10,024)
                                              --------                      --------
Net Loans                                     $608,362                      $588,052
                                              ========                      ========

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

Management determined that the appropriate level of the allowance was $9.7 million at June 30, 1995, $10.0 million at December 31, 1994, and $10.0 million as of June 30, 1994. The allowance for loan losses is based on estimates, and ultimate losses will vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the periods in which they occur. A detailed analysis of the Company's allowance for loan losses is shown in the following table (in thousands):


                                                             Six Months Ended
                                                 ---------------------------------------
                                                    June 30,                  June 30,
                                                      1995                      1994
                                                 -------------             -------------
Balance of allowance for loan
  losses at beginning of period                      $10,024                  $ 9,974
Addition to allowance for purchased loans                  0                        0
Provision for loan losses                                 15                       15

  Charge-offs:
     Real estate loans                                   142                       68
     Agricultural loans                                    0                        4
     Commercial & industrial loans                       187                       99
     Consumer loans                                      298                      183
     Loans to financial institutions
       and all other loans                                 0                        0
                                                     -------                  -------
         Total charge-offs                               627                      354
                                                     -------                  -------

  Recoveries:
     Real estate loans                                    82                      106
     Agricultural loans                                    0                       53
     Commercial & industrial loans                       100                       71
     Consumer loans                                      102                      154
     Loans to financial institutions
       and all other loans                                 0                        0
                                                     -------                  -------
         Total recoveries                                284                      384
                                                     -------                  -------

Net charge-offs (recoveries)                             343                      (30)
                                                     -------                  -------

Balance at end of period                             $ 9,696                  $10,019
                                                     =======                  =======

Allowance for loan losses/Loans,
  Net of unearned discount                             1.57%                    1.68%
                                                     =======                  =======
Allowance for loan losses/
  Nonperforming loans                                108.26%                  106.70%
                                                     =======                  =======

NONPERFORMING ASSETS

The Company's nonperforming assets consist of impaired loans, troubled debt restructurings, loans 90 days past due and still accruing and other real estate and other assets which have been repossessed or acquired through workout situations.

The Company's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is identified as impaired and placed on a nonaccrual basis. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company classifies loans as impaired when there are serious doubts regarding the collectibility of principal and interest or when payments become past due 90 days, except loans which are well secured and in the process of collection. The standards require that when a loan is impaired a creditor shall measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company considers consumer loans with balances less than $50,000 to be smaller-balance homogeneous loans which are exempt from SFAS
114. The Company has measured the impairment related to all of its impaired loans using the fair value of the loan's collateral. Amounts received on impaired loans are applied, for financial accounting purposes, first to principal and then to interest after all principal has been collected. When collection of an impaired loan is considered remote, the loan is charged-off against the reserve for loan loss.

Troubled debt restructurings are those for which concessions, including reduction of interest rates or deferral of interest or principal, have been granted, due to the borrower's weakened financial condition. Interest on restructured loans is generally accrued at the restructured rates when it is anticipated that no loss of original principal will occur. As of June 30, 1995, all restructured loans were performing.

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

At June 30, 1995, the recorded investment in loans that are considered impaired under SFAS 114 was $8.2 million. Included in this amount is $3.0 million of impaired loans for which the related allowance for credit losses is $1.3 million. Impaired loans of $5.2 million were carried at fair value and as a result do not have an allowance for loan losses. The average recorded investment in impaired loans during the six months ended June 30, 1995, was approximately $8.2 million and $8.0 million for the three months ended June 30, 1995. For the six months ended June 30, 1995, the Company recognized interest income on those impaired loans of $306 thousand.

The total amount of nonperforming assets, which includes loans past due 90 days or more and still accruing at June 30, 1995, was $10.5 million as compared with $11.7 million at December 31, 1994, reflecting a decrease of 10.1%. Nonperforming assets as a percentage of total assets was 0.6% as of June 30, 1995 and 0.7% as of December 31, 1994.

The following table discloses information regarding nonperforming assets at June 30, 1995 and December 31, 1994. The Company's method for identifying nonperforming assets in prior years is materially consistent with the guidelines and requirements of SFAS 114 (in thousands).

                                          June 30,              December 31,
                                           1995                     1994
                                       -------------            ------------
IMPAIRED LOANS
  Nonaccrual Loans:
    Real Estate                          $ 6,654                   $     0
    Energy                                     1                         0
    Agricultural                              73                         0
    Commercial                               564                         0
    Consumer                                 906                         0
  Troubled Debt Restructurings                 0                         0
OTHER NONPERFORMING
  Nonaccrual Loans                             0                     9,145
  Troubled Debt Restructurings               592                       617
  Other Real Estate                        1,567                     1,519
  Loans Past Due 90 Days
    or More and Still Accruing               166                       427
                                         -------                   -------
Total Nonperforming Assets               $10,523                   $11,708
                                         =======                   =======


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

Real estate loans totaled $277.3 million at June 30, 1995 (approximately 44.7% of the loan portfolio), 2.6% of which were nonperforming. At December 31, 1994, real estate loans were $263.2 million (approximately 43.7% of the loan portfolio), of which 3.1% were nonperforming. The majority of the Company's real estate loans are secured by property located outside the major metropolitan areas in which the Company operates. The Company's portfolio is comprised of interim construction, residential, commercial building, farm acreage, vacant lots, and land development loans. Residential loans made up approximately 42.2% of the total real estate loans at June 30, 1995.

Consumer loans totaled $174.8 million at June 30, 1995 (approximately 28.2% of the loan portfolio), 0.5% of which were nonperforming. These consumer loans include $93.6 million in loans originated through automobile dealers. At December 31, 1994, consumer loans totaled $174.4 million (approximately 28.9% of the loan portfolio), 0.4% of which were nonperforming. Loans originated through automobile dealers were approximately $84.5 million of this category at December 31, 1994.

Agricultural loans, exclusive of loans secured by farm acreage which are categorized by the Company as real estate loans, were $46.4 million at June 30, 1995 (approximately 7.5% of the loan portfolio), 0.2% of which were nonperforming. At December 31, 1994, agricultural loans totaled $36.9 million (approximately 6.1% of the loan portfolio), of which 0.1% were nonperforming.

At June 30, 1995, the Company's commercial and industrial loans were $118.9 million (approximately 19.2% of the loan portfolio), 0.5% of which were nonperforming. At December 31, 1994, commercial and industrial loans were $125.4 million (approximately 20.8% of the loan portfolio), of which 0.6% were nonperforming. The majority of the Company's commercial and industrial loans are with businesses characterized by light and medium manufacturing operations and other service companies. Included in the above figures, the Company's energy loans were $1.3 million (approximately 0.2% of the loan portfolio), of which 0.1% were nonperforming at June 30, 1995. At December 31, 1994, energy loans totaled $1.7 million (approximately 0.3% of the loan portfolio), of which 2.3% were nonperforming.

INVESTMENT SECURITIES

The amortized cost and market values of investment securities held to maturity and available for sale, by type, together with unrealized gains and losses as of the dates indicated are summarized as follows (in thousands):

                                                               June 30, 1995
                                          -------------------------------------------------------
                                          Amortized       Market       Unrealized      Unrealized
                                             Cost         Value          Gains           Losses
                                          ---------      --------      ----------      ----------
Securities Held to Maturity:
  U. S. Government and
    Government Agency                     $619,635       $618,793          $4,804         $ 5,646
  State and Political
    Subdivisions                            33,497         33,871             440              66
  Investment Grade
    Corporate Bonds                         81,842         81,907             361             296
  Mortgage-Backed
    Securities                               4,284          4,173               1             112
                                          --------       --------          ------         -------
  Total                                   $739,258       $738,744          $5,606         $ 6,120
                                          ========       ========          ======         =======

Securities Available for Sale:
  U.S. Government
    and Government Agency                   78,098         77,985             233             346
  State and Political Subdivisions           3,491          3,652             161               0
  Other                                        995            881              36             150
                                          --------       --------          ------         -------
  Total                                   $ 82,584       $ 82,518          $  430         $   496
                                          ========       ========          ======         =======


                                                             December 31, 1994
                                          -------------------------------------------------------
                                          Amortized       Market       Unrealized      Unrealized
                                             Cost         Value          Gains           Losses
                                          ---------      --------      ----------      ----------
Securities Held to Maturity:
  U.S. Government and
    Government Agency                     $634,621       $618,180            $809         $17,250
  State and Political
    Subdivisions                            36,037         35,151              57             943
  Investment Grade
    Corporate Bonds                         91,004         89,649              91           1,446
  Mortgage-Backed
    Securities                               4,959          4,731               1             229
  Other                                        199            199               0               0
                                          --------       --------            ----         -------
  Total                                   $766,820       $747,910            $958         $19,868
                                          ========       ========            ====         =======

Securities Available for Sale:
  U.S. Government
    and Government Agency                  113,279        110,440               0           2,839
  State and Political Subdivisions           4,760          4,737               7              30
  Other                                      6,436          6,300              26             162
                                          --------       --------            ----         -------
  Total                                   $124,475       $121,477            $ 33         $ 3,031
                                          ========       ========            ====         =======

KEY RATIOS

The table below presents for the Company and its subsidiaries certain operating ratios as of and for the six months ended:

                                              June 30,
                                      ------------------------
Operating Ratios                       1995              1994
                                      ------            ------
    Return on average assets           0.83%             0.93%
    Return on average equity           8.12              9.86
    Dividend payout ratio             44.30             24.64
    Leverage ratio                     9.04              8.49


                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

 *27 - Financial Data Schedule.

--------------------------

*Filed herewith.

                          PART II. - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Shareholders on April 18, 1995. The Company's shareholders voted on a proposal to amend the Amended and Restated Bylaws, on the election of directors for the Company, and on the selection of independent auditors for the current fiscal year.

In the vote to amend Article II and Article VIII of the Amended and Restated Bylaws of the Corporation to establish three classes of directors with staggered terms expiring each year and certain related changes concerning the removal of directors and further amendments to the Board classification provisions of the Bylaws, the results were as follows:

                                                                                     Broker
                                              For         Against      Abstain       Nonvotes
                                           --------       -------      -------       --------
To amend Article II and Article VIII
of the Amended and Restated Bylaws
of the Corporation to establish
three classes of directors with
staggered terms expiring each year
and certain related changes concerning
the removal of directors and further
amendments to the Board classifica-
tion provisions of the Bylaws:             5,452,415      968,435      35,374        565,480


In the election of directors, voting was as follows:

                       SHARES VOTED BY PROXY - 7,021,704

                                                                         Withheld
  Directors                                    For                       Authority
                                            ---------                    ---------
D. H. Braman, Jr.                           6,785,717                     235,987
R. W. Briggs, Jr.                           6,804,211                     217,493
Edwin W. Dentler                            6,785,717                     235,987
Ralph R. Gilster, III                       6,784,717                     236,987
R. J. Hewitt                                6,785,806                     235,898
Charles R. Hrdlicka                         6,785,238                     236,466
Jack R. Morrison                            6,783,705                     237,999
Dennis O'Connor                             6,784,812                     236,892
Tom O'Connor, Jr.                           6,784,917                     236,787
Munson Smith                                6,800,817                     220,887


In the vote to approve the selection of Arthur Andersen LLP as independent auditors of the Company for the current fiscal year, the results were as follows:

                                              For            Against           Abstain
                                           --------          -------           -------
For the selection of
Arthur Andersen LLP
as independent auditors
for the current year:                      6,978,314          16,555            26,835

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            VICTORIA BANKSHARES, INC.



                                            By:
                                               ---------------------------------
                                               Gregory Sprawka
                                               Executive Vice President,
                                               Chief Financial Officer, and
                                               Secretary-Treasurer (on behalf of
                                               the registrant and as principal
                                               financial and accounting officer)


Date:
     ----------------------

                                 Exhibit Index


27  -  Financial Data Schedule.