Form 10-Q
period 1995-09-30
VICTORIA BANKSHARES INC
filed 1995-11-14
CIK 103466

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1995
                               ------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------   -----------------

For Quarter Ended September 30, 1995            Commission File Number 0-8037


                           VICTORIA BANKSHARES, INC.
           (Exact name of registrant as specified in its charter)

              TEXAS                                      74-1756447
(State or other jurisdiction of           (I.R.S.Employer Identification Number)
incorporation or organization)

    One O'Connor Plaza, Victoria, Texas                     77902
 (Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code:  (512)573-9432


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ----    ----


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 1995


8,274,640 shares of common stock, $1.00 par value, issued and outstanding

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   VICTORIA BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                 September 30,         December 31,
                                                                                     1995                  1994
                                                                                 -------------         ------------
 ASSETS                                                                           (Unaudited)
 Cash and Due From Banks                                                          $  144,697            $  118,713
 Interest-Bearing Deposits with Banks                                                     72                   379
 Investment Securities Held to Maturity                                              758,186               766,621
 Investment Securities Available for Sale                                             76,340               121,477
                                                                                  ----------            ----------
     Total Investment Securities (Market Value of
     $835,982 in September, 1995 and $869,387 in
     December, 1994)                                                                 834,526               888,098
 Trading Accounts                                                                          0                   166
 Federal Funds Sold and Other Short-Term Investments                                 174,180               121,087
 Loans:
     Total Loans, Net of Unearned Discount                                           689,168               598,076
     Allowance for Loan Losses                                                       (10,638)              (10,024)
                                                                                  ----------            ----------
          Net Loans                                                                  678,530               588,052
 Premises and Equipment, Net                                                          46,570                44,259
 Other Real Estate and Other Loan Related Assets, Net                                  1,711                 2,973
 Goodwill and Other Intangibles, Net                                                  33,108                26,118
 Other Assets                                                                         37,927                24,565
                                                                                  ----------            ----------

          TOTAL ASSETS                                                            $1,951,321            $1,814,410
                                                                                  ==========            ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
     Demand                                                                       $  402,480            $  375,829
     Interest-Bearing Transactional Accounts                                         617,456               644,037
     Time                                                                            630,754               506,877
                                                                                  ----------            ----------
          Total Deposits                                                           1,650,690             1,526,743
 Federal Funds Purchased and Short-Term Borrowings                                    95,989                96,812
 Long-term Debt                                                                            0                 1,720
 Other Liabilities                                                                    17,068                 9,905
                                                                                  ----------            ----------
          Total Liabilities                                                        1,763,747             1,635,180
                                                                                  ----------            ----------

 Stockholders' Equity:
     Preferred Stock - $1 Par Value, 1,000,000 Shares
          Authorized, None Outstanding; $7.50 Par Value
             Authorized 1,000,000 Shares, Issued and Out-
             standing 69,256 at December 31, 1994                                          0                   519
     Common Stock - $1 Par Value; Authorized 35,000,000
          Shares; Issued and Outstanding 8,274,640 at
          September 30, 1995 and 8,269,060 at December 31,
          1994                                                                         8,275                 8,269
     Surplus                                                                         108,245               108,160
     Unrealized Holding Gains (Losses), Net of Tax                                       143                (1,964)
     Retained Earnings                                                                70,911                64,246
                                                                                  ----------            ----------
          Total Stockholders' Equity                                                 187,574               179,230
                                                                                  ----------            ----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $1,951,321            $1,814,410
                                                                                  ==========            ==========

                   VICTORIA BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
            (In Thousands, Except For Per Share Amounts) (Unaudited)


                                                                         Nine Months Ended             Three Months Ended
                                                                            September 30,                  September 30,
                                                                        ----------------------        ----------------------
                                                                          1995          1994           1995           1994
                                                                        --------       -------        -------        -------
 INTEREST INCOME
 Interest and Fees on Loans                                              $43,810        $38,971       $15,484        $13,670
 Interest on Securities Held to Maturity                                  32,165         30,624        11,003         10,073
 Interest on Securities Available for Sale                                 3,591          3,111         1,116          1,152
 Interest on Trading Accounts                                                 10             52             1             11
 Interest on Federal Funds Sold and
   Other Short-Term Investments                                            6,589          4,796         2,522          1,789
                                                                         -------        -------       -------        -------
      TOTAL INTEREST INCOME                                               86,165         77,554        30,126         26,695
                                                                         -------        -------       -------        -------

 INTEREST EXPENSE
 Interest-Bearing Transactional Accounts                                  11,929         11,375         3,797          3,968
 Time Deposits                                                            21,870         13,323         8,265          4,767
 Federal Funds Purchased and Short-Term
      Borrowings                                                           3,406          2,979         1,219          1,123
 Long-Term Debt                                                               47             38            16             27
                                                                         -------        -------       -------        -------
      TOTAL INTEREST EXPENSE                                              37,252         27,715        13,297          9,885
                                                                         -------        -------       -------        -------
 NET INTEREST INCOME                                                      48,913         49,839        16,829         16,810
   Provision for Loan Losses                                                  65             15            50              0
                                                                         -------        -------       -------        -------
 NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                        48,848         49,824        16,779         16,810
                                                                         -------        -------       -------        -------

 NONINTEREST INCOME
 Service Charges and Other Fees                                           11,920         11,369         3,955          3,936
 Trust Services Income                                                     5,075          3,905         1,676          1,618
 Data Processing Income                                                    2,166          2,414           733            804
 Securities Gains (Losses)                                                    73           (350)          (49)           (86)
 Other Operating Income                                                    2,758          3,221         1,052            928
                                                                         -------        -------       -------        -------
      TOTAL NONINTEREST INCOME                                            21,992         20,559         7,367          7,200
                                                                         -------        -------       -------        -------

 NONINTEREST EXPENSE
 Salaries, Wages, and Employee Benefits                                   27,429         25,356         9,364          8,605
 Net Occupancy Expense                                                     5,450          5,345         1,899          1,893
 Equipment Rental, Depreciation & Maintenance                              3,843          3,786         1,436          1,277
 FDIC Insurance                                                            1,587          2,505           (86)           828
 Other Operating Expense                                                  15,516         13,923         5,539          4,816
                                                                         -------        -------       -------        -------
      TOTAL NONINTEREST EXPENSE                                           53,825         50,915        18,152         17,419
                                                                         -------        -------       -------        -------
 INCOME BEFORE INCOME TAXES                                               17,015         19,468         5,994          6,591
   Federal Income Tax Provision                                            5,633          6,794         1,982          2,269
                                                                         -------        -------       -------        -------
 NET INCOME                                                              $11,382        $12,674       $ 4,012        $ 4,322
                                                                         =======        =======       =======        =======

 PRIMARY EARNINGS PER SHARE                                              $  1.37        $  1.53       $  0.48        $  0.52
                                                                         =======        =======       =======        =======

                   VICTORIA BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Thousands)(Unaudited)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                         --------------------------
                                                                                            1995            1994
                                                                                         ---------       ----------
 OPERATING ACTIVITIES
 Net Income                                                                              $  11,382        $  12,674
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Provision for Loan Losses                                                              65               15
         Depreciation and Amortization                                                       7,131            7,863
         Realized Securities (Gains) Losses                                                    (73)             350
         Decrease in Trading Account Securities                                                166              778
         Origination of Available for Sale Loans                                           (19,877)         (28,229)
         Proceeds from Sale of Available for Sale Loans                                     18,711           29,490
         Increase in Accrued Receivables                                                   (10,932)          (1,012)
         Increase (Decrease) in Accrued Payables                                             2,935             (565)
                                                                                         ---------       ----------
   Net Cash Provided by Operating Activities                                                 9,508           21,364
 INVESTING ACTIVITIES
 Proceeds from Maturities of Investment Securities
   Held to Maturity                                                                        219,412          214,207
 Proceeds from Maturities of Investment Securities
   Available for Sale                                                                       15,335            1,791
 Proceeds from Sales of Investment Securities
   Available for Sale                                                                       96,112           49,313
 Purchase of Investment Securities Held to Maturity                                       (193,689)        (175,523)
 Purchase of Investment Securities Available for Sale                                      (51,870)         (64,325)
 Cash Acquired From Acquisitions                                                             4,521              341
 Payments for Acquisition                                                                  (13,100)          (9,091)
 Net Decrease (Increase) in Federal Funds Sold                                             (49,593)          19,304
 Net Decrease in Other Short-Term Investments                                                  707              912
 Net Increase in Loans Held for Investment                                                 (29,143)         (37,576)
 Proceeds from Sales of Premises and Equipment                                                 675              594
 Purchases of Premises and Equipment                                                        (3,901)          (4,798)
                                                                                         ---------       ----------
   Net Cash Used by Investing Activities                                                    (4,534)          (4,851)
 FINANCING ACTIVITIES
 Net Decrease in Transactional Accounts                                                    (57,860)         (24,467)
 Net Increase in Time Deposits                                                              89,780            1,806
 Net Increase (Decrease) in Federal Funds Purchased                                          8,225          (23,150)
 Net Decrease in Other Short-Term Borrowings                                               (12,579)          (7,194)
 Proceeds from Long-term Debt                                                                    0            1,760
 Payments of Long-term Debt                                                                 (1,720)               0
 Cash Dividends                                                                             (4,717)          (3,111)
 Proceeds from Issuance of Common Stock                                                         93              761
 Redemption of Preferred Stock                                                                (519)               0
                                                                                         ---------       ----------
   Net Cash Provided (Used) by Financing Activities                                         20,703          (53,595)
 Increase (Decrease) in Cash and Cash Equivalents                                           25,677          (37,082)
   Cash and Cash Equivalents at Beginning of Period:
      Cash and Due From Banks                                                              118,713          148,907
      Interest-Bearing Deposits with Banks                                                     379              346
                                                                                         ---------       ----------
         Total                                                                             119,092          149,253
   Cash and Cash Equivalents at End of Period:
      Cash and Due From Banks                                                              144,697          111,827
      Interest-Bearing Deposits with Banks                                                      72              344
                                                                                         ---------       ----------
         Total                                                                           $ 144,769        $ 112,171
                                                                                         =========        =========
 Supplementary Information to Statements of Cash
         Flows:
      Interest Expense Payments                                                          $  33,688        $  27,634
      Federal Income Tax Payments                                                        $   5,040        $   5,255

                   VICTORIA BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make a fair presentation of the results of the interim periods. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company's latest Annual Report on Form 10-K. All information has been restated to reflect the June 30, 1995, acquisition by the Company of United Bancshares, Inc. ("United"), parent company of Rosenberg Bank & Trust ("Rosenberg"), accounted for as a pooling-of-interests. On August 25, 1995, the Company acquired Cattlemen's Financial Services, Inc. ("Cattlemen's"). The transaction was accounted for as a purchase.
         See Note 10. On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("SFAS 118"). Together, these standards require that when a loan is impaired, a creditor shall measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the fair value of the collateral if the loan is collateral dependent or the loan's observable market price. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The adoption of this accounting standard did not have a material effect on the Company's financial position or results of operations since the Company's previous recognition and measurement policies regarding nonperforming loans were materially consistent with the accounting requirements for impaired loans.

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

(3)      Allowance for Loan Losses

         An analysis of the allowance for loan losses for the nine months ended September 30, 1995 and 1994, follows (in thousands):

                                                                                 September 30,
                                                                             ---------------------
                                                                              1995          1994
                                                                             -------       -------
              Balance at beginning of period                                 $10,024        $ 9,974
              Reserves on purchased loans                                        945              0
              Provision charged to operating expense                              65             15
              Loans charged off                                                 (919)          (672)
              Recoveries                                                         523            675
                                                                             -------        -------

              Balance at end of period                                       $10,638        $ 9,992
                                                                             =======        =======

         On January 1, 1995, the Company adopted SFAS 114 as amended by SFAS
         118. These standards require that when a loan is impaired, a creditor shall measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company considers consumer loans with balances less than $50,000 to be smaller-balance homogeneous loans which are exempt from SFAS 114. The Company has measured the impairment related to all of its impaired loans using the fair value of the loan's collateral. The Company classifies loans as impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans which are 90 days or over past due are considered impaired loans unless they are well secured and are in the process of collection. Amounts received on impaired loans are applied, for financial accounting purposes, first to principal and then to interest after all principal has been collected. When collection of an impaired loan is considered remote, the loan is charged-off against the allowance for loan losses. The Company had previously measured the allowance for loan losses using methods similar to the prescribed method in SFAS No. 114. As a result, no additional provision was required by the adoption of this pronouncement.

         At September 30, 1995, the recorded investment in loans that are considered impaired was $7.7 million. Included in this amount were $2.8 million of impaired loans for which the related allowance for loan losses was $1.0 million. Impaired loans of $4.9 million were carried at fair value and as a result do not have a related allowance for loan losses. The average recorded investment in impaired loans during the nine months ended September 30, 1995, was approximately $8.3 million and $8.4 million for the three months ended September 30, 1995.

         The balance and the effect on interest income of impaired and restructured loans by category for the nine months ended September 30, 1995, are shown below. Due to the performing status of the troubled debt restructurings as of the adoption of SFAS 114, they are not considered impaired and, therefore, are presented separately from the following table (in thousands):

                                                                             September 30, 1995
                                                                      -----------------------------------
                                                                      Impaired               Restructured
                                                                      --------               ------------
         Principal amount at September 30, 1995                       $ 7,694                   $   582
                                                                      =======                   =======
         Gross amount of interest that would
           have been recorded at original rate                            577                        49
         Amount of payments reflected in income                           560                        36
                                                                      -------                   -------

         Net impact on interest income                                $    17                   $    13
                                                                      =======                   =======


         At September 30, 1995 and 1994, the Company had $582 thousand and $630 thousand, respectively, of loans that resulted from troubled debt restructurings.

(4)      Allowance for Foreclosed Assets

         An analysis of the allowance for foreclosed assets for the nine months ended September 30, 1995 and 1994 follows (in thousands):

                                                                                 September 30,
                                                                          -----------------------------
                                                                            1995                 1994
                                                                          --------             --------
              Balance at Beginning of Period                              $    119             $    159
              Provision Charged to Operating Expense                           250                   20
              Losses Charged to the Allowance                                  (81)                 (53)
                                                                          --------             --------
              Balance at the End of Period                                $    288             $    126
                                                                          ========             ========

         Foreclosed assets are comprised of property acquired through a foreclosure proceeding or acceptance of a deed- in-lieu of foreclosure. In accordance with SFAS 114 as amended, loan balances and income/expense related to loans previously classified as in-substance foreclosure, but for which the Company had not taken possession of the collateral, have been reclassified to loans for all periods presented. As of the periods presented, there were no in-substance foreclosures for which the Company had taken possession of the collateral included in foreclosed assets.

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

         During the first nine months of 1995, the Company had proceeds from sales of investment securities available for sale of $96.1 million, which includes net realized gains of $73 thousand. The following table shows as of September 30, 1995, the distribution of the Company's investment securities (in thousands):

                                                             Due            Due
                                               Due        After One      After Five        Due
                                              Within      But Within     But Within       After
                                             One Year     Five Years     Ten Years      Ten Years      Total
                                             --------     ----------     ----------     ---------     -------
         Amortized Cost:
           Securities Held to Maturity       $210,591      $353,350        $48,053      $146,192      $758,186
           Securities Available for Sale       39,360        29,325          1,949         5,485        76,119
                                             --------      --------        -------      --------      --------
             Total                            249,951       382,675         50,002       151,677       834,305

         Market Value                         249,995       382,904         50,277       152,806       835,982


(6)      Common Stock and Retained Earnings

         Primary earnings per share were computed using the weighted average number of shares of common stock outstanding. The weighted average number of shares was 8,271,314 for the nine months ended September 30, 1995 and 8,236,089 for the nine months ended September 30, 1994.

         The Company maintains a Stock Option Plan, which was originated in 1991, pursuant to which a total of 300,000 shares of the Company's common stock has been reserved for issuance. To date, options to acquire 294,839 shares of common stock have been granted and 242,203 remain outstanding. The stock options did not have a material dilutive effect on the calculation of earnings per share and were, therefore, not included in such calculations.

(7)      Federal Income Taxes

         At September 30, 1995, the Company's provision for federal income taxes was $5.6 million compared to $6.8 million at September 30, 1994. The Company's net deferred tax liability balance at September 30, 1995, was $704 thousand. This net deferred tax liability is composed of the expected tax benefit from the reversal of temporary differences between tax and book net income and the gross-up of core deposit intangibles acquired from Cattlemen's. The existing net temporary differences will reverse during future periods.

         The provision for federal income tax was as follows (in thousands):

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                           -------------------------------
                                                                            1995                     1994
                                                                           -------                  ------
         Current Expense                                                   $ 5,144                  $6,470
         Deferred Expense                                                      489                     324
                                                                           -------                  ------
           Total Tax Provision                                             $ 5,633                  $6,794
                                                                           =======                  ======


         Taxes provided on consolidated income for the nine months ended September 30, 1995 and 1994, were different than the amount computed by applying the U. S. federal income tax statutory rate for the reasons noted below (dollars in thousands):

                                                                        September 30,
                                                  ------------------------------------------------------
                                                           1995                            1994
                                                  ------------------------         ---------------------
                                                                Percent of                    Percent of
                                                                  Pretax                        Pretax
                                                  Amount          Income           Amount       Income
                                                  -------       ----------         -------     ---------
         Tax Provision Computed
           at the Statutory Rate                  $ 5,955            35%            $ 6,813          35%
         Increase (Decrease) in
           Provision Resulting From:
           Tax Exempt Interest                       (521)           (3%)              (253)         (1%)
           Other                                      199             1%                234           1%
                                                  -------       -------             -------     -------

         Total Tax Provision                      $ 5,633            33%            $ 6,794          35%
                                                  =======       =======             =======     =======

         The components of and changes in the net deferred tax liability were as follows (in thousands):

                                                           January 1,           Deferred        September 30,
                                                              1995              Activity            1995
                                                           -----------         ----------       ------------
         Net Tax Depreciation In Excess
           of Book                                          $(1,914)           $  (151)           $(2,065)
         Discount Accretion                                     (10)                (1)               (11)
         Other Real Estate Provisions
           In Excess of Realized Losses                         529                 (3)               526
         Net Charge-Offs in Excess of
           Provision for Loan Losses                          3,018                 62              3,080
         Other Temporary Differences, Net                        34               (396)              (362)
                                                            -------            -------            -------
         Total Deferred Tax Asset                             1,657               (489)             1,168
           Valuation Allowance                                    0                  0                  0
           Core Deposit Intangible Gross-Up                       0             (1,872)            (1,872)
                                                            -------            -------            -------
          Deferred Tax Asset (Liability), Net               $ 1,657            $(2,361)           $  (704)
                                                            =======            =======            =======

(8)      Statements of Cash Flows

         For purposes of the statements of cash flows, the Company defines cash and due from banks as cash and cash equivalents. Investment securities held to maturity sold within 90 days of the stated maturity have been treated as in-substance maturities. Also treated as in-substance maturities are the investment securities in which the Company has collected at least 85% of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in installments over its term. There were no securities transferred from the held to maturity category to the available for sale category except for $810 thousand which was acquired in the United acquisition and $9.6 million which was acquired from Cattlemen's. The securities were then subsequently sold because they did not fall within the Company's investment policy guidelines. There was no significant gains or losses recognized on the sale of these securities.

(9)      Commitments and Contingencies

         In the normal course of the subsidiaries' business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. These instruments involve elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets, but are limited to their notional amounts. At September 30, 1995, the Company had outstanding standby letters of credit of approximately $4,647,000 and commitments to extend credit of approximately $183,703,000, which included $88,250,000 of commitments to correspondent banks for federal fund lines. The credit risks involved in these instruments are essentially the same as those involved in extending loan facilities to customers. The Company uses the same credit policies in making commitments and conditional obligations as it does for normal balance sheet instruments. The Company also has a contingent liability with respect to the remaining balance of $6.3 million in student loans that the Company sold with recourse in 1993. The Company has provided for possible credit risk in each of the above transactions in its allowance for loan losses and does not anticipate losses in excess of such reserve as a result of these transactions.

         The Company is involved in various legal proceedings that are in various stages of litigation by the Company and its legal counsel. Some of these actions allege "lender liability" claims on a variety of theories and claim substantial actual and punitive damages. The Company has determined, based on discussions with its counsel, that any material losses in such actions, individually or in the aggregate, are remote or the damages sought, even if fully recovered, would not be considered material. However, many of these matters are in various stages of proceedings and further developments could cause Management to revise its assessment of these matters.

(10)     Acquisitions

         On June 30, 1995, United merged with and into the Company. The merger was consummated through the exchange of 306,383 shares of the Company's common stock for all of the outstanding shares of common stock of United. This transaction increased consolidated assets by approximately $65 million and increased consolidated deposits by approximately $61 million. The acquisition was accounted for as a pooling-of-interests. The Company's prior period consolidated financial statements have been restated to include the accounts of United. All intercompany accounts have been eliminated.

         On August 25, 1995, the Company acquired Cattlemen's Financial Services, Inc. The transaction was accounted for as a purchase. The Company acquired approximately $100 million in assets and assumed $93 million in liabilities, paying a premium of $6.7 million over the book value of the net assets. The principal subsidiary of Cattlemen's Financial Services, Inc., is Cattlemen's State Bank. Cattlemen's State Bank has two branches and a mortgage production office all of which are located in Austin, Texas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion highlights the major changes affecting the operations and financial condition of Victoria Bankshares, Inc., and its subsidiaries (the "Company") for the nine months ended September 30, 1995.

SUBSEQUENT DEVELOPMENT

The Company and Norwest Corporation, a Delaware corporation ("Norwest"), entered into an Agreement and Plan of Merger, dated as of November 12, 1995 (the "Merger Agreement"), whereby a Norwest subsidiary will be merged with and into the Company with the Company surviving and thus becoming a wholly-owned subsidiary of Norwest (the "Merger"). As a result of the Merger, each outstanding share of common stock of the Company will be converted into 1.05 shares of common stock of Norwest. The exchange of stock will be tax-free for Company shareholders and will be accounted for by Norwest as a pooling of interests.

The closing of the Merger is subject to certain conditions, including the approval of the common shareholders of the Company and the obtaining of certain regulatory approvals, and is expected to occur in the second quarter of 1996.

The Merger Agreement is attached as an exhibit to this report and is incorporated herein by reference.

OVERVIEW OF OPERATIONS

The Company reported net income of $11.4 million or $1.37 per share for the nine months of 1995 compared to net income of $12.7 million or $1.53 per share reported for the same period in 1994. Third quarter net income was $4.0 million or $0.48 per share for September 30, 1995, compared to $4.3 million or $0.52 per share for the same period in 1994. The decline in net income is primarily attributable to pressures on the net interest margin resulting from increased funding costs, acquisition related expenses and higher health care insurance costs.

On June 30, 1995, United Bancshares, Inc., ("United") parent company of Rosenberg Bank & Trust ("Rosenberg") merged with and into Victoria Bankshares, Inc. The merger was consummated through the exchange of 306,383 shares of the Company's common stock for all of the outstanding shares of common stock of Rosenberg. This transaction increased assets by approximately $65 million and increased deposits by approximately $61 million. The acquisition was accounted for as a pooling-of-interests. The Company's prior period consolidated financial statements have been restated to include the accounts of this bank. All intercompany accounts have been eliminated.

On August 25, 1995, the Company acquired Cattlemen's Financial Services, Inc. ("Cattlemen's). This transaction resulted in the combination of their principal subsidiaries, Victoria Bank & Trust Company ("the Bank") and Cattlemen's State Bank. Cattlemen's State Bank had approximately $100 million in total assets and two branches. This transaction was accounted for as a purchase.

NET INTEREST INCOME

Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Net interest income for the nine months ended September 30, 1995, was $48.9 million, a decrease of $926 thousand, or 1.9%, from the net interest income of $49.8 million for the same nine months of 1994. The positive effect of improved asset quality and loan growth was offset by the narrowing of the interest rate spread, primarily resulting from increased funding costs.

The interest income on certain loans and investment securities is not subject to Federal income tax. So that interest and rates on these types of assets can be meaningfully compared to those that are taxable, an adjustment for taxable equivalency, net of the estimated effect of interest expense disallowed, is added to interest income. The taxable- equivalent adjustment was calculated using the statutory Federal income tax rate of 35 percent. Taxable-equivalent interest income for the nine months ended September 30, 1995 and September 30, 1994, is as follows (in thousands):

                                                                               Nine Months Ended
                                                                          ----------------------------
                                                                                  September 30,
                                                                            1995                 1994
                                                                          --------              -------
Interest Income-Book Basis                                                $ 86,165              $77,554
Add Taxable-Equivalent
 Interest Income                                                               602                  300
                                                                          --------              -------
Interest Income-Taxable
 Equivalent Basis                                                           86,767               77,854
Interest Expense                                                            37,252               27,715
                                                                          --------              -------
Net Interest Income-Taxable
  Equivalent Basis                                                        $ 49,515              $50,139
                                                                          ========              =======

Taxable-equivalent interest income for the three months ended September 30, 1995, and September 30, 1994, is as follows (in thousands):

                                                                               Three Months Ended
                                                                          ----------------------------
                                                                                  September 30,
                                                                            1995                 1994
                                                                          --------              -------
Interest Income-Book Basis                                                $ 30,126              $26,695
Add Taxable-Equivalent
 Interest Income                                                               193                  152
                                                                          --------              -------
Interest Income-Taxable
 Equivalent Basis                                                           30,319               26,847
Interest Expense                                                            13,297                9,885
                                                                          --------              -------
Net Interest Income-Taxable
  Equivalent Basis                                                        $ 17,022              $16,962
                                                                          ========              =======

Net interest income on a tax equivalent basis for the nine months ended September 30, 1995, was $49.5 million, a decrease of $624 thousand or 1.2% from the net interest income of $50.1 million for the nine months of 1994. The net interest spread is the difference between the average rates on interest-earning assets and the average rates on interest-bearing liabilities. The interest rate margin represents net interest income divided by average earning assets. These ratios can also be used to analyze net interest income. Since a significant portion of the Company's funding is derived from interest-free sources, primarily demand deposits and total stockholders' equity, the effective rate for all funding sources is lower than the rate paid on interest-bearing liabilities alone. For the nine months ended September 30, 1995, compared to September 30, 1994, the net interest spread was 3.26% and the net interest margin was 4.12% compared to 3.47% and 4.16%, respectively. The average interest rate received on earning assets increased 76 basis points while the average rate paid on interest-bearing liabilities increased 97 basis points when compared to the first nine months of 1994.

When comparing the three months ended September 30, 1995, to the three months ended September 30, 1994, net interest income increased $60 thousand. This increase is partially due to the increase in volumes related to the Cattlemen's acquisition. For the three months ended September 30, 1995, compared to the three months ended September 30, 1994, the net interest spread was 3.22% and the net interest margin was 4.08% compared to 3.48% and 4.20%, respectively. The average interest rate received on earning assets increased 62 basis points and the average rate paid on interest-bearing liabilities increased 88 basis points when compared to the third quarter of 1994.

For the three months ended September 30, 1995, compared to the three months ended June 30, 1995, net interest income increased $1.1 million. This increase is partially due to the increase in volumes related to the Cattlemen's acquisition. For the three months ended September 30, 1995, the net interest spread was 3.22% and the net interest margin was 4.08% compared to 3.14% and 4.02% for the three months ended June 30, 1995. The average interest rate received on earning assets increased 6 basis points and the average rate paid on interest-bearing liabilities decreased 2 basis points compared to the second three months of 1995.

The following tables show the calculation of the interest rate margin and interest rate spread (dollars in thousands):

                                                 Nine Months Ended                          Nine Months Ended
                                                 September 30, 1995                         September 30, 1994
                                       --------------------------------------     --------------------------------------
                                         Average                      Average       Average                      Average
Assets                                   Balance        Interest        Rate        Balance        Interest       Rate
------                                 ----------       --------      -------     ----------       --------      -------
Interest-Earning Assets:
  Loans, Net of Unearned Discount(1)   $  620,282       $ 43,850       9.45%      $  581,572       $ 39,012       8.97%
  Investment Securities
    Held to Maturity:
    Government, Agency & Other (2)        709,774         30,897       5.81%         748,160         30,025       5.37%
    State, County & Municipal (1)          34,693          1,743       6.72%          14,819            858       7.74%
  Investment Securities
    Available for Sale (1)(3)             101,121          3,678       4.86%         109,230          3,111       3.81%
  Trading Accounts                            223             10       6.27%           1,272             52       5.47%
  Federal Funds Sold and
    Short-Term Investments                142,543          6,589       6.18%         158,131          4,796       4.06%
                                       ----------       --------                  ----------       --------

      Total Interest-Earning Assets     1,608,636         86,767       7.21%       1,613,184         77,854       6.45%

Noninterest-Earning Assets:
  Cash and Due From Banks                 118,528                                    119,819
  Other Assets                             98,882                                     91,119
  Allowance for Loan Losses                (9,985)                                   (10,025)
                                       ----------                                 ----------

      Total Assets                     $1,816,061                                 $1,814,097
                                       ==========                                 ==========

Liabilities and Stockholders' Equity
------------------------------------
Interest-Bearing Liabilities:
  Interest-Bearing Transactional
    Accounts                           $  612,569       $ 11,929       2.60%      $  645,828       $ 11,375       2.35%
  Time Deposits                           568,024         21,870       5.15%         490,862         13,323       3.63%
  Federal Funds Purchased and
    Short-Term Borrowings                  79,839          3,406       5.70%         107,857          2,979       3.69%
  Long-Term Debt                              976             47       6.42%             803             38       6.41%
                                       ----------       --------                  ----------       --------

      Total Interest-Bearing
      Liabilities                       1,261,408         37,252       3.95%       1,245,350         27,715       2.98%

Noninterest-Bearing Liabilities:
  Demand Deposits                         361,057                                    386,996
  Other Liabilities (3)                     8,726                                      9,025
                                       ----------                                 ----------

    Total Liabilities                   1,631,191                                  1,641,371

Stockholders' Equity (3)                  184,870                                    172,726
                                       ----------                                 ----------

     Total Liabilities and
     Stockholders' Equity              $1,816,061                                 $1,814,097
                                       ==========                                 ==========

Net Interest Income                                     $ 49,515                                   $ 50,139
                                                        ========                                   ========

Net Interest Spread                                                    3.26%                                      3.47%
                                                                      =====                                      =====

Interest Rate Margin                                                   4.12%                                      4.16%
                                                                      =====                                      =====

(1) Interest and rates on loans and securities which are nontaxable for federal income tax purposes are presented on a taxable equivalent basis using a rate of 35%.
(2) Includes interest-bearing deposits with other banks.
(3) The average balance has been adjusted to exclude the effect of Statement of Financial Accounting Standards No. 115.

                                                 Three Months Ended                        Three Months Ended
                                                 September 30, 1995                        September 30, 1994
                                       --------------------------------------     --------------------------------------
                                         Average                      Average       Average                      Average
Assets                                   Balance        Interest        Rate        Balance        Interest       Rate
------                                 ----------       --------      -------     ----------       --------      -------
Interest-Earning Assets:
Loans, Net of Unearned Discount(1)     $  649,832       $ 15,497       9.46%      $  595,345       $ 13,683       9.12%
Investment Securities
    Held to Maturity:
    Government, Agency & Other (2)        722,113         10,591       5.84%         718,881          9,748       5.38%
    State, County & Municipal (1)          33,789            564       6.62%          25,369            465       7.27%
Investment Securities
    Available for Sale (1)(3)              84,112          1,144       5.39%         111,096          1,152       4.11%
Trading Accounts                               99              1       4.01%             643             10       6.17%
Federal Funds Sold and
    Short-Term Investments                165,166          2,522       6.06%         151,501          1,789       4.68%
                                       ----------       --------                  ----------       --------

      Total Interest-Earning Assets     1,655,111         30,319       7.27%       1,602,835         26,847       6.65%

Noninterest-Earning Assets:
  Cash and Due From Banks                 122,101                                    114,608
  Other Assets                             99,455                                     98,027
  Allowance for Loan Losses               (10,050)                                   (10,070)
                                       ----------                                 ----------

      Total Assets                     $1,866,617                                 $1,805,400
                                       ==========                                 ==========

Liabilities and Stockholders' Equity
------------------------------------
Interest-Bearing Liabilities:
  Interest-Bearing Transactional
    Accounts                           $  606,738       $  3,797       2.48%      $  642,507       $  3,968       2.45%
  Time Deposits                           606,972          8,265       5.40%         491,988          4,767       3.84%
  Federal Funds Purchased and
    Short-Term Borrowings                  87,451          1,219       5.53%         102,238          1,123       4.36%
  Long-Term Debt                              951             16       6.67%           1,724             27       6.41%
                                       ----------       -------                   ----------       --------

      Total Interest-Bearing
      Liabilities                       1,302,112         13,297       4.05%       1,238,457          9,885       3.17%

Noninterest-Bearing Liabilities:
  Demand Deposits                         372,025                                    382,463
  Other Liabilities (3)                     5,695                                      8,959
                                       ----------                                 ----------

      Total Liabilities                 1,679,832                                  1,629,879

Stockholders' Equity (3)                  186,785                                    175,521
                                       ----------                                 ----------

      Total Liabilities and
      Stockholders' Equity             $1,866,617                                 $1,805,400
                                       ==========                                 ==========

Net Interest Income                                     $ 17,022                                   $ 16,962
                                                        ========                                   ========

Net Interest Spread                                                    3.22%                                      3.48%
                                                                      =====                                      =====

Interest Rate Margin                                                   4.08%                                      4.20%
                                                                      =====                                      =====

(1) Interest and rates on loans and securities which are nontaxable for federal income tax purposes are presented on a taxable equivalent basis using a rate of 35%.
(2) Includes interest-bearing deposits with other banks.
(3) The average balance has been adjusted to exclude the effect of Statement of Financial Accounting Standards No. 115.

                                                 Three Months Ended                        Three Months Ended
                                                 September 30, 1995                           June 30, 1995
                                       --------------------------------------     -------------------------------------
                                         Average                      Average       Average                     Average
Assets                                   Balance        Interest        Rate        Balance        Interest       Rate
------                                 ----------       --------      -------     ----------       --------      ------
Interest-Earning Assets:
  Loans, Net of Unearned Discount(1)   $  649,832       $ 15,497       9.46%      $  610,882       $ 14,352       9.42%
  Investment Securities
    Held to Maturity
    Government, Agency & Other (2)        722,113         10,591       5.84%         700,014         10,269       5.88%
    State, County & Municipal (1)          33,789            564       6.62%          35,031            592       6.78%
  Investment Securities Available
    for Sale (1)(3)                        84,112          1,144       5.39%          99,201          1,121       4.53%
  Trading Accounts                             99              1       4.01%             303              5       6.62%
  Federal Funds Sold and
    Short-Term Investments                165,166          2,522       6.06%         148,542          2,331       6.29%
                                       ----------       --------                   ---------       --------

      Total Interest-Earning Assets     1,655,111         30,319       7.27%       1,593,973         28,670       7.21%

Noninterest-Earning Assets:
  Cash and Due From Banks                 122,101                                    113,329
  Other Assets                             99,455                                     97,655
  Allowance for Loan Losses               (10,050)                                    (9,829)
                                       ----------                                 ----------

      Total Assets                     $1,866,617                                 $1,795,128
                                       ==========                                 ==========

Liabilities and Stockholders' Equity
------------------------------------
Interest-Bearing Liabilities:
  Interest-Bearing Transactional
      Accounts                         $  606,738       $  3,797       2.48%      $  600,683       $  4,005       2.67%
  Time Deposits                           606,972          8,265       5.40%         581,172          7,666       5.29%
  Federal Funds Purchased and
    Short-Term Borrowings                  87,451          1,219       5.53%          70,115          1,038       5.94%
  Long-Term Debt                              951             16       6.67%             250              4       6.41%
                                       ----------       --------                  ----------       --------      -----

      Total Interest-Bearing
      Liabilities                       1,302,112         13,297       4.05%       1,252,220         12,713       4.07%

Noninterest-Bearing Liabilities:
  Demand Deposits                         372,025                                    347,237
  Other Liabilities (3)                     5,695                                     10,765
                                       ----------                                 ----------

      Total Liabilities                 1,679,832                                  1,610,222

Stockholders' Equity (3)                  186,785                                    184,906
                                       ----------                                 ----------

      Total Liabilities and
      Stockholders' Equity             $1,866,617                                 $1,795,128
                                       ==========                                 ==========

Net Interest Income                                     $ 17,022                                   $ 15,957
                                                        ========                                   ========

Net Interest Spread                                                    3.22%                                      3.14%
                                                                      =====                                      =====

Interest Rate Margin                                                   4.08%                                      4.02%
                                                                      =====                                      =====

(1) Interest and rates on loans and securities which are nontaxable for federal income tax purposes are presented on a taxable equivalent basis using a rate of 35%.
(2) Includes interest-bearing deposits with other banks.
(3) The average balance has been adjusted to exclude the effect of Statement of Financial Accounting Standards No. 115.

The amount of net interest income is the result of the relationship between the volume of interest-earning assets and the rates earned, and the volume of interest-bearing liabilities and the rates paid. The rate and volume components associated with interest-earning assets and interest-bearing liabilities can be segregated from each other to analyze the impact of these components on the period changes in net interest income. Rate/volume variances have been allocated to each category of interest-earning assets and interest-bearing liabilities based on the percentage impact of rate and volume on the total change of both components. Because of changes in the total mix of the categories of interest- earning assets and interest-bearing liabilities, the computations for each of the components does not equal the calculation for interest-earning assets as a total and interest-bearing liabilities as a total. The following tables analyze the changes attributable to the rate and volume components of net interest income (in thousands):


                                                   NINE MONTHS ENDED
                                          SEPTEMBER 30, 1995/SEPTEMBER 30, 1994                    Total
                                                      (IN THOUSANDS)                                Net
                                      Increase (Decrease)          Due To Change In               Increase
                                        Average Volume               Average Rate                (Decrease)
                                      ---------------------------------------------------------------------
Interest Income:
  Loans                                  $   2,871                    $  1,967                   $ 4,838
  Investment Securities
    Held to Maturity                          (771)                      2,528                     1,757
  Investment Securities
    Available for Sale                        (388)                        955                       567
  Trading Accounts                             (51)                          9                       (42)
  Federal Funds Sold and
    Short-Term Investments                    (415)                      2,208                     1,793
    Interest-Earning Assets
      as a Total                              (633)                      9,546                     8,913

Interest Expense:
  Interest-Bearing
    Transactional Accounts                    (527)                      1,081                       554
  Time Deposits                              2,334                       6,213                     8,547
  Federal Funds Purchased and
    Short-Term Borrowings                     (389)                        816                       427
    Long-Term Debt                               8                           1                         9
    Interest-Bearing Liabilities
      as a Total                               372                       9,165                     9,537

Net Interest Income                         (1,005)                        381                      (624)

The paragraphs below describe the change in net interest income attributable to rate and volume when comparing the nine months ended September 30, 1995 to the nine months ended September 30, 1994.

The decrease in net interest income due to change in average volume is attributable to a 2.8% decrease in the average volume of earning assets and a 1.3% increase in average volume of interest-bearing liabilities. The decrease in average volume due to investment securities and fed funds sold and short-term investments offset the effect of the increase in average loan volume. The average volume of interest-bearing liabilities increased as the effect of the decrease in volume of federal funds purchased and short-term borrowings and interest-bearing transactional accounts was offset by the effect of the increase in higher cost time deposits.

The increase in net interest income attributable to average rate occurred even though the net interest spread decreased as the effect of rates on interest income was larger than the effect of rates on interest expense. This is due to the average balance of earning assets being proportionately larger than the average balance of interest-bearing liabilities.

                                                   THREE MONTHS ENDED
                                          SEPTEMBER 30, 1995/SEPTEMBER 30, 1994                    Total
                                                      (IN THOUSANDS)                                Net
                                      Increase (Decrease)          Due To Change In               Increase
                                        Average Volume               Average Rate                (Decrease)
                                      ---------------------------------------------------------------------
Interest Income:
  Loans                                  $   1,286                    $    528                   $ 1,814
  Investment Securities
    Held to Maturity                           146                         796                       942
  Investment Securities
    Available for Sale                          30                         (38)                       (8)
  Trading Accounts                              (6)                         (3)                       (9)
  Federal Funds Sold and
    Short-Term Investments                     172                         561                       733
    Interest-Earning Assets
      as a Total                               874                       2,598                     3,472

Interest Expense:
  Interest-Bearing
    Transactional Accounts                    (225)                         54                      (171)
  Time Deposits                              1,279                       2,219                     3,498
  Federal Funds Purchased and
    Short-Term Borrowings                     (110)                        206                        96
  Long-Term Debt                               (13)                          2                       (11)
    Interest-Bearing Liabilities
      as a Total                               513                       2,899                     3,412

Net Interest Income                            361                        (301)                       60

The paragraphs below describe the change in net interest income attributable to rate and volume when comparing the three months ended September 30, 1995, to the three months ended September 30, 1994.

The increase in net interest income attributable to average volume resulted as earning assets increased 3.3% with the largest category increase being loans at 9.2% A portion of the increase in average volumes is due to the increase in volumes related to the Cattlemen's acquisition. The decrease in average volume of interest-bearing transactional accounts and federal funds purchased and short-term borrowings was more than offset by an increase in the average volume of time deposits, creating a 5.1% increase in the average volume of interest-bearing liabilities. The Company anticipates the strength of the local economy will continue and that loans will continue to grow.

The decrease in net interest income due to change in average rate is the result of average interest-earning assets repricing slower than average interest-bearing liabilities.

                                                    THREE MONTHS ENDED
                                             SEPTEMBER 30, 1995/JUNE 30, 1995                       Total
                                                      (IN THOUSANDS)                                 Net
                                          Increase (Decrease) Due To Change In                    Increase
                                        Average Volume               Average Rate                (Decrease)
                                      ---------------------------------------------------------------------
Interest Income:
  Loans                                  $     928                    $    217                   $ 1,145
  Investment Securities
    Held to Maturity                           300                          (6)                      294
  Investment Securities
    Available for Sale                         (71)                         94                        23
  Trading Accounts                              (3)                         (1)                       (4)
  Federal Funds Sold and
    Short-Term Investments                     251                         (60)                      191
    Interest-Earning Assets
      as a Total                             1,108                         541                     1,649

Interest Expense:
  Interest-Bearing
    Transactional Accounts                      41                        (249)                     (208)
  Time Deposits                                348                         251                       599
  Federal Funds Purchased and
    Short-Term Borrowings                      236                         (55)                      181
  Long-Term Debt                                12                           0                        12
    Interest-Bearing Liabilities
      as a Total                               507                          77                       584

Net Interest Income                            601                         464                     1,065

The paragraphs below describe the change in net interest income attributable to rate and volume when comparing the three months ended September 30, 1995, to the three months ended June 30, 1995.

The increase in net interest income attributable to average volume relates to a 3.8% increase in average earning assets during the third quarter of 1995. The increase in average loan volume, investment securities held to maturity and federal funds sold and short-term investments offset the decrease in investment securities available for sale. A portion of the increase in average volumes is due to the increase in volumes related to the Cattlemen's acquisition.

Rates paid on interest-bearing liabilities decreased while rates earned on interest-earning assets increased for the three months ended September 30, 1995, compared to the three months ended June 30, 1995, showing a strengthening in the interest margin. If interest rates remain at present levels this trend should continue during the next quarter.

The Company anticipates continued increase in loan volume, due to the strength of regional economy, and the rate on investment securities held to maturity to increase as upcoming maturities will be reinvested at higher rates. Additionally, the rate on interest-bearing deposits could stabilize as the lag effect of repricing time deposits subsides and the effect of the Federal Reserve Board's decrease in market rates are recognized. A potential offset of these positive trends could be an increase in the cost of deposits if customers continue to move from lower cost demand deposits and interest-bearing transactional accounts to higher cost time deposits.

PROVISION FOR LOAN LOSSES

Management determines an appropriate provision for loan losses based upon the size, quality, and concentration characteristics of the loan portfolio using both historical quantitative trends and Management's evaluation of qualitative factors including economic and industry outlooks. The provision for loan losses for the nine month period ended September 30, 1995, was $65 thousand and for the same period ended September 30, 1994, it was $15 thousand. The allowance for loan losses was 1.5% of loans, net of unearned discount, at September 30, 1995 and 1.7% of loans, net of unearned discount at September 30, 1994. The loan loss allowance as a percentage of impaired and other nonperforming loans was 113.82% at September 30, 1995, as compared to 124.36% a year earlier. Nonperforming assets continue to decline indicating that loan growth has not lead to a compromise in asset quality. Nonperforming assets totaled $11.1 million at September 30, 1995, as compared with $11.7 million at December 31, 1994, a 5.6% reduction.

NONINTEREST INCOME

Total noninterest income increased $1.4 million or 7.0% for the nine months ended September 30, 1995, as compared to the same period in 1994. The analysis follows (in thousands):

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                               ------------------------
                                                                                 1995            1994
                                                                               -------          -------
Service Charges and Other Fees                                                 $11,920          $11,369
Trust Services Income                                                            5,075            3,905
Data Processing Income                                                           2,166            2,414
Securities Gains (Losses)                                                           73             (350)
Other Operating Income:
  Investment Product Income                                                        800            1,144
  Safe Deposit Income                                                              407              417
  Mortgage Banking Income                                                          306              524
  All Other Operating Income                                                     1,245            1,136
                                                                               -------          -------

Total Noninterest Income                                                       $21,992          $20,559
                                                                               =======          =======

The increase in noninterest income for the nine months ended September 30, 1995, as compared to the same period in 1994 is due primarily to trust services income generated by the acquired trust business of the former Ameritrust Texas National Association office located in Corpus Christi ("Corpus Christi Trust") from Texas Commerce Bank National Association early in the third quarter of 1994. Trust services income is dependent upon the market value of trust assets. Fluctuations in stock and bond values may impact future trust services income levels. Service charges and other fees increased as a result of income from a new ATM surcharge that began in the fourth quarter in 1994 and the acquisition of Cattlemen's in the third quarter of 1995. Also contributing to the increase were securities gains during the first nine months of 1995 in comparison to securities losses incurred during the first nine months of 1994. Securities gains during the first nine months of 1995 resulted from sales of equity investments by the Company's Small Business Administration ("SBA") licensed subsidiary and in-substance maturities of securities held to maturity.

These increases were partially offset by decreased data processing income as a result of a decrease in the number of customers serviced by the Company's data processing subsidiary. Investment product income also decreased as a result of a lower level of sales of annuities, fixed income securities, and mutual funds. Mortgage banking income decreased, even though mortgage origination increased, as fees from the sale of mortgage loans into secondary markets decreased. This occurred as the Company retained a higher percentage of the loans it originated mainly in a newly introduced three-year adjustable rate product. All other operating income decreased as a result of decreased income and gains from the sale of other real estate due to lower levels of foreclosed properties.

NONINTEREST EXPENSE

Total noninterest expense increased $2.9 million or 5.7% for the nine months ended September 30, 1995, compared to the same period in 1994. The analysis follows (in thousands):

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                               ------------------------
                                                                                 1995            1994
                                                                               -------          -------

Salaries and Wages                                                             $20,875          $19,717
Retirement and Other Employee Benefits                                           6,554            5,639
Net Occupancy Expense                                                            5,450            5,345
Equipment, Rental, Depreciation
  and Maintenance                                                                3,843            3,786
FDIC Insurance                                                                   1,587            2,505
Other Operating Expenses:
  Legal Expense                                                                    748              569
  Marketing Expense                                                                878            1,156
  Operating Supplies                                                             1,893            1,649
  Communications Expense                                                         1,038              861
  Postage Expense                                                                  996              916
  Outside Service Expense                                                        4,083            3,663
  Amortization of Intangible Assets                                              1,533            1,205
  All Other                                                                      4,347            3,904
                                                                               -------          -------

Total Noninterest Expense                                                      $53,825          $50,915
                                                                               =======          =======

The largest increase in noninterest expense for the nine months ended September 30, 1995, as compared to the same period in 1994, occurred in salaries and wages as a result of the acquisition of the Corpus Christi Trust in the third quarter of 1994, the acquisition of Cattlemen's in the third quarter of 1995, and normal merit increases. Retirement and other employee benefits increased due to increased health care expense as a result of rising health care costs and increased claims. Amortization of intangibles, outside service expense, communications expense, operating supplies, net occupancy and legal expense all increased primarily as a result of the acquisitions of the Corpus Christi Trust and Cattlemen's. The increase in all other was primarily software license and maintenance expenses.

These increases were partially offset by decreased FDIC insurance due to a partial refund received in September from the FDIC on assessments paid for the second quarter of 1995 and a reduction in the assessment rate paid for the third quarter of 1995. The FDIC has reduced the lowest level risk-based premium from $.23 per $1,000 to $.04 per $1,000. The Bank has been notified by the FDIC that its assessment rate for 1995 will remain at the lowest level risk-based premium available. This assessment level requires the Bank to be both well capitalized, as defined by the FDIC, and in good standing with its regulators.

PROVISIONS FOR FEDERAL INCOME TAXES

For the nine months ended September 30, 1995 and 1994, the provision for federal income taxes was $5.6 million and $6.8 million, respectively.

The Company had a net deferred tax liability of $704 thousand as of September 30, 1995. This net deferred tax liability is composed of the expected tax benefits from the reversal of the temporary differences between tax and book net income and the gross-up of core deposit intangibles acquired from Cattlemen's. The existing net temporary differences will reverse during future periods.

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

                                                     September 30, 1995                December 31, 1994
                                                   -----------------------           ----------------------
                                                     Amount           Ratio           Amount          Ratio
                                                   ----------         -----          --------         -----
Tier 1 Capital                                     $  156,194         15.60%         $154,643         17.45%
Tier 1 Capital Minimum Requirement                     40,060          4.00            35,453          4.00
                                                   ----------         -----          --------         -----

Excess Tier 1 Capital                              $  116,134         11.60          $119,190         13.45
                                                   ==========         =====          ========         =====

Total Capital                                         166,832         16.66           164,667         18.58
Total Capital Minimum Requirement                      80,120          8.00            70,907          8.00
                                                   ----------         -----          --------         -----

Excess Total Capital                               $   86,712          8.66%           93,760         10.58%
                                                   ==========         =====          ========         =====

Risk Adjusted Assets, Net
  of Intangible Assets                             $1,001,504                        $886,335
                                                   ==========                        ========


The Company's "Tier 1" and total capital ratios both decreased from December 31, 1994 to September 30, 1995 as a result of increased risk adjusted assets due primarily to an increase in assets due to acquisitions and an increase in commercial paper. In addition to the risk-based capital guidelines, the Federal

Reserve Board and the FDIC use a "leverage ratio" as an additional tool to evaluate capital adequacy. The "leverage ratio" is defined to be a company's "Tier 1" capital divided by its total average assets. The "leverage ratio" adopted by these federal banking regulators must equal or exceed 3.0% "Tier 1" capital-to-total average assets for banks with a CAMEL Rating of 1; all other institutions will be expected to maintain a 100 to 200 basis point cushion--i.e., these institutions will be expected to maintain a "leverage ratio" of 4.0% to 5.0%. The Company's "leverage ratio" increased to 8.75% at September 30, 1995 from 8.67% at December 31, 1994, due to both an increase in "Tier 1" capital and an increase in total average assets. The Company's "leverage ratio" substantially exceeds the regulatory minimum.

The FDIC maintains rules on capital adequacy ranging in five categories from critically undercapitalized to well- capitalized. A well-capitalized company is one that maintains a Total Risk-based Capital Ratio of at least 10%, a Tier 1 Risk-based Ratio of at least 6%, and a leverage ratio of 5%. The Company's ratios substantially exceed the regulatory minimums required under the well-capitalized category.

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

The Parent Company, as of September 30, 1995, had $10.3 million in available for sale securities, which can be used to provide liquid resources as well as currently unanticipated capital needs of its subsidiaries. Additional sources of liquidity for the parent company are dividends from subsidiaries which are dependent on their earnings. The amount of retained earnings available to the Parent Company from subsidiaries for payment of dividends without prior regulatory approval was approximately $70,775,000 at September 30, 1995.

Cash dividends have been paid by the Parent Company for fourteen consecutive quarters. In August 1995, the Company paid a $.16 per share quarterly dividend. The board has declared a $.16 per share dividend payable November 15, 1995.

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

One way to analyze interest rate risk is to evaluate the balance of the interest rate sensitivity position. A mix of assets and liabilities that are roughly equal in volume and repricing characteristics represents a matched interest rate sensitivity position. Any excess of assets or liabilities results in an interest rate sensitivity gap. The purpose of this analysis is to be aware of the potential risk to future earnings resulting from the impact of possible future changes in interest rates on currently existing net asset or net liability positions. The following table presents the interest sensitivity position of the Company at September 30, 1995 (dollars in thousands):


                                                                                               Over One
                                                      Rate Sensitive Within                    Year and
                                       ---------------------------------------------------     Nonrate
                                       30-Days    90-Days    180-Days   One Year     Total     Sensitive    Total
                                       --------   --------   --------   --------   --------    ---------  ----------
Earning Assets:
Loans, Net of Unearned Discount        $284,008   $ 24,496   $ 33,533   $ 56,223   $398,260    $ 290,908  $  689,168
  Investment Securities                 106,829     51,114     89,557    122,038    369,538      464,988     834,526
Federal Funds Sold and Other
Short-Term Investments                  174,180          0          0          0    174,180            0     174,180
Other Earning Assets                         72          0          0          0         72            0          72
                                       --------   --------   --------   --------   --------    ---------  ----------

Total Earning Assets                    565,089     75,610    123,090    178,261    942,050      755,896   1,697,946

Interest-Bearing Liabilities:
Interest-Bearing Transactional
  Accounts                              285,314          0          0          0    285,314      332,142     617,456
Time Deposits                            64,051     75,267    141,315    199,804    480,437      150,317     630,754
Fed Funds Purchased and Other
Short-Term Borrowings                    95,989          0          0          0     95,989            0      95,989
Long-Term Debt                                0          0          0          0          0            0           0
                                       --------   --------   --------   --------   --------    ---------  ----------

Total Interest-Bearing
  Liabilities                           445,354     75,267    141,315    199,804    861,740    $ 482,459  $1,344,199
                                       --------   --------   --------   --------   --------    ---------  ----------

Interest Sensitivity Gap               $119,735   $    343   $(18,225)  $(21,543)  $ 80,310
                                       ========   ========   ========   ========   ========

Cumulative Interest
  Sensitivity Gap                      $119,735   $120,078   $101,853   $ 80,310
                                       ========   ========   ========   ========
Ratio of Earning Assets to
  Interest-Bearing Liabilities          126.89%    100.46%     87.10%     89.22%    109.32%
                                       =======    =======    =======    =======    =======


The Company had an asset sensitivity gap position in the 30-day period of $119.7 million. The cumulative rate sensitive gap position at one year was an asset sensitive position of $80.3 million, which indicates the Company may benefit from rising interest rates; conversely falling interest rates may have a negative impact upon the Company.

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

LOAN PORTFOLIO

The following summary shows the composition of the loan portfolio at September 30, 1995, and December 31, 1994 (dollars in thousands):

                                                         September 30, 1995            December 31, 1994
                                                       -----------------------       ---------------------
                                                        Amount         Percent        Amount       Percent
                                                       --------        -------       --------      -------
Loans secured primarily by
  real estate:
     Construction & land development                   $ 22,203          3.21%       $ 18,630        3.09%
     Other real estate loans                            282,044         40.79         244,592       40.59
Agricultural loans                                       42,834          6.19          36,861        6.12
Commercial & industrial loans                           146,698         21.22         125,437       20.82
Consumer loans                                          194,479         28.13         174,375       28.94
Loans to financial institutions &
  all other loans                                         3,205          0.46           2,671        0.44
                                                       --------        ------        --------      ------
Total Loans                                            $691,463        100.00%       $602,566      100.00%
                                                                       ======                      ======

Less:
  Unearned discount                                      (2,295)                       (4,490)
  Allowance for loan losses                             (10,638)                      (10,024)
                                                       --------                      --------
Net Loans                                              $678,530                      $588,052
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

Management determined that the appropriate level of the allowance was $10.6 million at September 30, 1995, $10.0 million at December 31, 1994, and $10.0 million as of September 30, 1994. The allowance for loan losses is based on estimates, and ultimate losses will vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the periods in which they occur. A detailed analysis of the Company's allowance for loan losses is shown in the following table (in thousands):


                                                                             Nine Months Ended
                                                                  ---------------------------------------
                                                                  September 30,             September 30,
                                                                       1995                     1994
                                                                  -------------             -------------
Balance of allowance for loan
  losses at beginning of period                                       $10,024                  $ 9,974
Allowance on purchased loans                                              945                        0
Provision for loan losses                                                  65                       15

  Charge-offs:
     Real estate loans                                                    177                      112
     Agricultural loans                                                     0                        4
     Commercial & industrial loans                                        217                      116
     Consumer loans                                                       525                      440
     Loans to financial institutions
       and all other loans                                                  0                        0
                                                                      -------                  -------
         Total charge-offs                                                919                      672
                                                                      -------                  -------

  Recoveries:
     Real estate loans                                                    269                      234
     Agricultural loans                                                     0                       57
     Commercial & industrial loans                                        123                       89
     Consumer loans                                                       131                      295
     Loans to financial institutions
       and all other loans                                                  0                        0
                                                                      -------                  -------
         Total recoveries                                                 523                      675
                                                                      -------                  -------

Net charge-offs (recoveries)                                              396                       (3)
                                                                      -------                  -------

Balance at end of period                                              $10,638                  $ 9,992
                                                                      =======                  =======

Allowance for loan losses/Loans,
  Net of unearned discount                                               1.54%                    1.69%
                                                                      =======                  =======
Allowance for loan losses/
  Nonperforming loans                                                  113.82%                  124.36%
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

Troubled debt restructurings are those for which concessions, including reduction of interest rates or deferral of interest or principal, have been granted, due to the borrower's weakened financial condition. Interest on restructured loans is generally accrued at the restructured rates when it is anticipated that no loss of original principal will occur. As of September 30, 1995, all restructured loans were performing.

Loans 90 days past due and still accruing are well secured and in the process of collection.

Other nonperforming assets, which are carried at the lower of cost or fair value, less estimated costs to sell, consist of other real estate acquired through loan foreclosures and other workout situations and other assets acquired through repossession. In addition, other nonperforming assets include loans which the Company has not taken possession of the collateral, although not formally foreclosed, are unlikely to be repaid through means other than foreclosure and sale of the collateral. According to Company policy all other real estate and in-substance foreclosures valued over $100 thousand are appraised on an annual basis by an independent appraisal service.

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

At September 30, 1995, the recorded investment in loans that are considered impaired under SFAS 114 was $7.7 million. Included in this amount is $2.8 million of impaired loans for which the related allowance for credit losses is $1.0 million. Impaired loans of $4.9 million were carried at fair value and as a result do not have an allowance for loan losses. The average recorded investment in impaired loans during the nine months ended September 30, 1995, was approximately $8.3 million and $8.4 million for the three months ended September 30, 1995. For the nine months ended September 30, 1995, the Company recognized interest income on those impaired loans of $560 thousand.

The total amount of nonperforming assets, which includes loans past due 90 days or more and still accruing at September 30, 1995, was $11.1 million as compared with $11.7 million at December 31, 1994, reflecting a decrease of 5.6%. Nonperforming assets as a percentage of total assets was 0.6% as of September 30, 1995 and 0.7% as of December 31, 1994.

The following table discloses information regarding nonperforming assets at September 30, 1995 and December 31, 1994. The Company's method for identifying nonperforming assets in prior years is materially consistent with the guidelines and requirements of SFAS 114 (in thousands).

                                                                    September 30,            December 31,
                                                                        1995                     1994
                                                                    -------------            ------------
IMPAIRED LOANS
  Nonaccrual Loans:
    Real Estate                                                       $ 6,876                  $      0
    Agricultural                                                          139                         0
    Commercial                                                            679                         0
  Troubled Debt Restructurings                                              0                         0
OTHER NONPERFORMING
  Nonaccrual Loans                                                        748                     9,145
  Troubled Debt Restructurings                                            582                       617
  Other Real Estate                                                     1,711                     1,519
  Loans Past Due 90 Days
    or More and Still Accruing                                            322                       427
                                                                      -------                  --------
Total Nonperforming Assets                                            $11,057                  $ 11,708
                                                                      =======                  ========


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

Real estate loans totaled $304.2 million at September 30, 1995 (approximately 44.0% of the loan portfolio), 2.5% of which were nonperforming. At December 31, 1994, real estate loans were $263.2 million (approximately 43.7% of the loan portfolio), of which 3.1% were nonperforming. The majority of the Company's real estate loans are secured by property located in the nonmetropolitan areas in which the Company operates. The Company's portfolio is comprised of interim construction, residential, commercial building, farm acreage, vacant lots, and land development loans. Residential loans made up approximately 42.7% of the total real estate loans at September 30, 1995.

Consumer loans totaled $194.5 million at September 30, 1995 (approximately 28.1% of the loan portfolio), 0.4% of which were nonperforming. These consumer loans include $103.2 million in loans originated through automobile dealers.
At December 31, 1994, consumer loans totaled $174.4 million (approximately 28.9% of the loan portfolio), 0.4% of which were nonperforming. Loans originated through automobile dealers were approximately $84.5 million of this category at December 31, 1994.

Agricultural loans, exclusive of loans secured by farm acreage which are categorized by the Company as real estate loans, were $42.8 million at September 30, 1995 (approximately 6.2% of the loan portfolio), 0.3% of which were nonperforming. At December 31, 1994, agricultural loans totaled $36.9 million (approximately 6.1% of the loan portfolio), of which 0.1% were nonperforming.

At September 30, 1995, the Company's commercial and industrial loans were $146.7 million (approximately 21.2% of the loan portfolio), 0.5% of which were nonperforming. At December 31, 1994, commercial and industrial loans were $125.4 million (approximately 20.8% of the loan portfolio), of which 0.6% were nonperforming. The majority of the Company's commercial and industrial loans are with businesses characterized by light and medium manufacturing operations and other service companies. Included in the above figures, the Company's energy loans were $1.4 million (approximately 0.2% of the loan portfolio), of which all were performing at September 30, 1995. At December 31, 1994, energy loans totaled $1.7 million (approximately 0.3% of the loan portfolio), of which 2.3% were nonperforming.

INVESTMENT SECURITIES

The amortized cost and market values of investment securities held to maturity and available for sale, by type, together with unrealized gains and losses as of the dates indicated are summarized as follows (in thousands):

                                                                      September 30, 1995
                                                    -------------------------------------------------------
                                                    Amortized       Market       Unrealized      Unrealized
                                                       Cost         Value          Gains           Losses
                                                    ---------      --------      ----------      ---------
Securities Held to Maturity:
  U. S. Government and
    Government Agency                               $649,893       $650,550      $    4,954      $   4,297
  State and Political
    Subdivisions                                      38,951         39,843             901              9
  Investment Grade
    Corporate Bonds                                   65,554         65,557             230            227
  Mortgage-Backed
    Securities                                         3,788          3,692               1             97
                                                    --------       --------      ----------      ---------
  Total                                             $758,186       $759,642      $    6,086      $   4,630
                                                    ========       ========      ==========      =========

Securities Available for Sale:
  U.S. Government
    and Government Agency                             71,959         72,077             256            138
  State and Political Subdivisions                     3,489          3,703             214              0
  Other                                                  671            560              39            150
                                                    --------       --------      ----------      ---------
  Total                                             $ 76,119       $ 76,340      $      509      $     288
                                                    ========       ========      ==========      =========


                                                                      December 31, 1994
                                                    -------------------------------------------------------
                                                    Amortized       Market       Unrealized      Unrealized
                                                       Cost         Value          Gains           Losses
                                                    ---------      --------      ----------      ---------
Securities Held to Maturity:
  U.S. Government and
    Government Agency                               $634,621       $618,180      $      809      $  17,250
  State and Political
    Subdivisions                                      36,037         35,151              57            943
  Investment Grade
    Corporate Bonds                                   91,004         89,649              91          1,446
  Mortgage-Backed
    Securities                                         4,959          4,731               1            229
  Other                                                  199            199               0              0
                                                    --------       --------      ----------      ---------
  Total                                             $766,820       $747,910      $      958      $  19,868
                                                    ========       ========      ==========      =========

Securities Available for Sale:
  U.S. Government
    and Government Agency                            113,279        110,440               0          2,839
  State and Political Subdivisions                     4,760          4,737               7             30
  Other                                                6,436          6,300              26            162
                                                    --------       --------      ----------      ---------
  Total                                             $124,475       $121,477      $       33      $   3,031
                                                    ========       ========      ==========      =========

KEY RATIOS

The table below presents for the Company and its subsidiaries certain operating ratios as of and for the nine months ended:

                                                                                     September 30,
                                                                            --------------------------------
Operating Ratios                                                             1995                      1994
                                                                            ------                    ------
    Return on average assets                                                 0.84%                     0.93%
    Return on average equity                                                 8.26                      9.83
    Dividend payout ratio                                                   40.78                     24.49
    Leverage ratio                                                           8.75                      8.47


                          PART II.  OTHER INFORMATION

Item 5.  Other Information.

The Company and Norwest Corporation, a Delaware corporation ("Norwest"), entered into an Agreement and Plan of Merger, dated as of November 12, 1995 (the "Merger Agreement"), whereby a Norwest subsidiary will be merged with and into the Company with the Company surviving and thus becoming a wholly-owned subsidiary of Norwest (the "Merger"). As a result of the Merger, each outstanding share of common stock of the Company will be converted into 1.05 shares of common stock of Norwest. The exchange of stock will be tax-free for Company shareholders and will be accounted for by Norwest as a pooling of interests. The Merger was announced in a press release issued by the Company and Norwest on November 13, 1995 (the "Press Release").

The closing of the Merger is subject to certain conditions, including the approval of the common shareholders of the Company and the obtaining of certain regulatory approvals, and is expected to occur in the second quarter of 1996.

The Merger Agreement and the Press Release are attached as exhibits to this report and are incorporated herein by reference. The foregoing summary of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to such exhibit.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

  *2 - Agreement and Plan of Merger (schedules omitted -- registrant agrees to furnish supplementally a copy of the omitted schedules to the Securities and Exchange Commission upon request).

 *27 -     Financial Data Schedule.

 *99 -     Press release.
__________________________

*Filed herewith.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VICTORIA BANKSHARES, INC.




                                        By: /s/ GREGORY SPRAWKA
                                            -----------------------------------
                                            Gregory Sprawka
                                            Executive Vice President,
                                            Chief Financial Officer, and
                                            Secretary-Treasurer (on behalf of
                                            the registrant and as principal
                                            financial and accounting officer)




Date: November 14, 1995

KEY RATIOS

                                EXHIBIT INDEX


(a)  Exhibits

  *2 - Agreement and Plan of Merger (schedules omitted -- registrant agrees to furnish supplementally a copy of the omitted schedules to the Securities and Exchange Commission upon request).

 *27 -     Financial Data Schedule.

 *99 -     Press release.
__________________________

*Filed herewith.