Form 10-K
period 1995-12-31
VICTORIA BANKSHARES INC
filed 1996-03-29
CIK 103466

===============================================================================




                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                                _______________
(Mark One)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                     or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-8037

                           VICTORIA BANKSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                               _______________

                   Texas                                    74-1756447
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

             One O'Connor Plaza                                77902
              Victoria, Texas                               (Zip Code)
  (Address of principal executive offices

     Registrant's telephone number, including area code:  (512) 573-9432
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock held by nonaffiliates of the registrant as of March 22, 1996 was $305,900,973.

         The number of shares of Common Stock of the registrant outstanding as of March 22, 1996 was 8,323,836.



===============================================================================

                                     PART I

                                     ITEM 1
                                    BUSINESS

GENERAL

         Victoria Bankshares, Inc. (the "Company") is a bank holding company organized under the laws of the State of Texas in 1973 and registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's primary subsidiary is Victoria Bank & Trust Company (the "Bank"), a commercial bank which commenced operations in 1875. The Company also conducts operations through four other nonbank subsidiaries (collectively referred to as the "Nonbank Subsidiaries"). At December 31, 1995, the Company and its subsidiaries had consolidated total assets of $1.96 billion, net loans outstanding of $703 million, total deposits of $1.66 billion, and stockholders' equity of $190.3 million.

         A special meeting of the shareholders of the Company will be held on April 2, 1996, to consider and vote upon a proposal to approve the Agreement and Plan of Merger dated November 12, 1995, between the Company and Norwest Corporation ("Norwest"). The Plan of Merger has been approved by the boards of both companies and is pending regulatory approval. Norwest will issue 1.05 shares of Norwest common stock in exchange for each share of the Company's common stock. The exchange will be tax-free for the Company's shareholders and will be accounted for by Norwest as a pooling- of-interests.

         Norwest is a $72.1 billion company providing banking, mortgage, investments, insurance, and other financial services through 3,042 stores in all 50 states, Canada, the Caribbean, Central America, and elsewhere internationally.

         During 1995, the Company made two acquisitions which increased the Company's assets by approximately $165 million. See "ACQUISITIONS."

         The Bank offers a full range of banking services including checking and savings accounts, business loans, personal loans, residential mortgage loans, loans for education, health and similar expenditures, other consumer oriented financial services, safe deposit, and night depository facilities. In addition, a full-time depository service is available for checking and savings accounts whereby customers may make deposits and withdrawals from a network of automatic teller machines. As of March 1996, the Bank has 42 branch offices in 33 communities and 22 counties of South Central Texas (see "BUSINESS ACTIVITIES"). A total of 103 automated teller machines in 53 cities provide 24-hour "Transact" banking services to customers. Through the Bank's membership in the Pulse and Cirrus networks, customers have 24-hour access to their accounts throughout the United States. The Bank also offers correspondent banking, trust, investment and custodial services. The Company's goal is to provide quality financial services to the communities within which the branch offices are located.

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

         As a holding company, the Company's principal sources of cash flow are the dividends it receives from its subsidiaries and the proceeds from the sales and maturities of investment securities. Other sources may include the Company's access to capital markets through equity offerings, borrowings, and similar traditional funding sources. It is the Company's current policy to provide additional capital funds, if necessary, to the Bank by direct financings at the Company level rather than at the Bank level. The Company was paid $6.9 million in dividends during 1995 from a subsidiary. At December 31, 1995, the Company held $179 thousand in the AIM Short-term Investment Company (U. S. Treasury) Fund and $8.7 million in securities available for sale, both of which are used for corporate purposes, including short-term liquidity requirements. For information as to legal restrictions on the ability of the subsidiaries to pay dividends to the Company, see "SUPERVISION AND REGULATION."

         The Company continues to be well-capitalized. At December 31, 1995, the Company's leverage ratio of 8.8% substantially exceeded the 4.0% regulatory requirement. Additionally, the Company's risk-based capital ratio of 16.3% substantially exceeded the 8.0% regulatory requirement. See "SUPERVISION AND REGULATION."

         Presented below are selected consolidated average balances of the Company and its subsidiaries (in thousands):

                                                                       Year Ended December 31,
                                                         --------------------------------------------------
                                                            1995                 1994                 1993
                                                         ---------            ---------            ---------
Loans, net of unearned discount . . . . . . . . . . .   $  639,932            $  585,172           $  496,220
Investment securities and time
  deposits with banks . . . . . . . . . . . . . . . .      841,835               875,009              896,956
Total interest-earning assets . . . . . . . . . . . .    1,645,960             1,611,361            1,606,258
Total assets  . . . . . . . . . . . . . . . . . . . .    1,858,414             1,813,093            1,802,433
Deposits  . . . . . . . . . . . . . . . . . . . . . .    1,572,164             1,523,821            1,508,316
Stockholders' equity  . . . . . . . . . . . . . . . .      186,153               173,941              151,162


         For certain financial information relating to the Company and its subsidiaries, please refer to Part II Item 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY" on pages 17 through 48 herein and the financial statements of the Company included on pages 50 through 73 herein.

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

NONBANK SUBSIDIARIES

         The Company has five wholly owned Nonbank Subsidiaries: Transact Financial Corporation (mortgage loans); Central Computers, Inc. (data processing for commercial banks); Victoria Capital Corporation (investments in small businesses); Victoria Securities Corporation (discount brokerage services); and Victoria Financial Services, Inc. (second tier holding company). Victoria Financial Services, Inc., owns 100% of the banking subsidiary, Victoria Bank & Trust Company. The Bank owns 100% of Central Computers, Inc., and Victoria Capital Corporation.

         The Company has liquidated two of its inactive subsidiaries V.B.I., Inc. and Transact Financial Corporation as of October 31, 1995 and February 29, 1996, respectively.

ACQUISITIONS

         On June 30, 1995, United Bancshares, Inc. ("United"), parent company of Rosenberg Bank & Trust ("Rosenberg"), merged with and into the Company. The merger was consummated through the exchange of 306,383 shares of the Company's common stock for all of the outstanding shares of common stock of United. This transaction increased consolidated assets by approximately $65 million and increased consolidated deposits by approximately $61 million. The acquisition was accounted for as a pooling-of-interests. The Company's prior period consolidated financial statements have been restated to include the accounts of United. All intercompany accounts have been eliminated.

         On August 25, 1995, the Company acquired Cattlemen's Financial Services, Inc. The transaction was accounted for as a purchase. The Company acquired approximately $100 million in assets and assumed $93 million in liabilities, paying a premium of $6.7 million over the book value of the net assets. The principal subsidiary of Cattlemen's Financial Services, Inc., is Cattlemen's State Bank. Cattlemen's State Bank has two branches and a mortgage production office, all of which are located in Austin, Texas.

EMPLOYEES

         As of December 31, 1995, the Company and its subsidiaries had approximately 915 full-time employees and approximately 216 part-time employees. The Company considers its employee relations to be good and is not subject to any collective bargaining agreement.

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

REGIONAL ECONOMY

         The economy of the market area served by the Company is characterized by petroleum and natural gas production and sales of related supplies and services, petrochemical operations, light and medium manufacturing operations, agribusinesses, and tourism. The agricultural businesses are highly diversified, including beef and dairy cattle, poultry, cotton, and a variety of grain crops. Also, through the acquisition of a bank in Bryan in 1993 and a bank in

Austin in 1995, the Company expanded into areas positively affected by major educational centers.

         In general, real estate values, as well as real estate development and sales activities, tend to reflect a region's economic environment. The Texas real estate environment continues to show signs of improvement. Management believes that the loans in the real estate portfolio are adequately supported by market prices or other credit factors.

         At December 31, 1995, the Company's loans secured primarily by real estate consisted of (i) loans for commercial and residential construction and land development (none of which are located in major Texas metropolitan areas) which constituted 2.8% of the total loan portfolio and (ii) other real estate loans (including loans for 1-4 family, multi-family, and nonfarm/nonresidential properties) which constituted 41.1% of the total loan portfolio. The remaining loan portfolio categories and the percentage of each to the total loan portfolio at December 31, 1995, consisted of the following: loans to oil and gas producers and related service businesses, 0.2%; agricultural loans (other than loans secured by agricultural real property), 5.7%; other commercial and industrial loans, 20.4%; consumer loans, 29.6%; and all other loans (including loans to financial institutions), 0.5%.

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

         The Texas Banking Act permits out-of-state bank holding companies to acquire certain existing banks and bank holding companies in Texas. One of the conditions for such acquisitions is that after the acquisition, the out-of-state bank holding company may not control national or state banks in Texas whose aggregate deposits exceed 20% of the total deposits held by all national and state banks domiciled in Texas. Acquisitions of state and national banks by out-of-state bank holding companies have increased and likely will continue to increase the competition that the Company faces in acquiring depository institutions in Texas.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 provides for the acquisition of banks by out-of-state holding companies regardless of state laws concerning such acquisitions (except for certain age and deposit concentration limits) and permits interstate branching beginning on June 1, 1997. States have the ability to opt-out of the interstate branching, but not the interstate banking provisions of the Act. Texas has passed legislation to opt out of interstate branching.

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

        The guidelines require a minimum ratio of total capital-to-risk-weighted assets of 8.0% (of which at least 4.0% should be in the form of "Tier 1" capital elements). At December 31, 1995, the Company's ratio of total capital-to-risk-weighted assets was approximately 16.3%, 15.3% of which was "Tier 1" capital. Both ratios significantly exceed regulatory minimums.

         The leverage ratio is defined to be a company's "Tier 1" capital divided by its adjusted average total assets. The leverage ratio adopted by the federal banking agencies requires a 3.0% "Tier 1" capital-to-adjusted-total-assets for institutions with a CAMEL rating of 1. All other institutions are expected to maintain a 100 to 200 basis point cushion; i.e., these institutions are expected to maintain a leverage ratio of 4.0% to 5.0%. The Company's leverage ratio at December 31, 1995, was 8.8%, exceeding the regulatory minimum.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the Federal Reserve Board to revise its risk-based capital standards to take into account interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family mortgages.

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

         The FDIC's risk-based capital guidelines require state banks to have a ratio of "Tier 1" or core capital-to-total risk-weighted assets of 4.0% and a ratio of total capital-to-total risk-weighted assets of 8.0%. As of December 31, 1995, the Bank's ratio of "Tier 1" capital-to-total risk-weighted assets was 15.26% and its ratio of total capital-to-total risk-weighted assets was 16.26%. These ratios have decreased from 17.45% and 18.58%, respectively, as of December 31, 1994.

         The FDIC's leverage capital guidelines require that state banks maintain "Tier 1" capital of no less than 5.0% of total adjusted assets, except in the case of certain highly rated banks for which the requirement is 3.0% of total adjusted assets. As of December 31, 1995, the Bank's ratio of "Tier 1" capital-to-total adjusted assets was 8.76%. This ratio has increased from 8.67% as of December 31, 1993.

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

   Bank Dividends

         Dividends paid by the Bank provide substantially all of the Company's cash flow. Under Texas law, a state-chartered bank may pay dividends from undivided profits, the part of equity capital equal to the balance of its net profit, income, gains and losses since the date of formation minus subsequent distributions to shareholders, and transfer to surplus or capital under share dividends or by board resolution. At December 31, 1995, there was an aggregate of approximately $72.3 million available for the payment of dividends by all subsidiaries to the Company without prior regulatory approval.

         The payment of dividends by the Bank may be affected by other regulatory requirements, such as the maintenance of adequate capital, FDICIA specifically prohibits the payment of dividends by an insured bank, if after the payment, the bank would be "undercapitalized."

   Deposit Insurance Assessments

         In 1993, the FDIC began implementing a risk-related assessment scheme for all insured depository institutions. Assessments are based on capital and supervisory measures, with the strongest institutions presently paying $.04 for every $100 of deposits and the weakest institutions paying $.27 for every $100 of deposits. In November 1995, the FDIC Board of Governors voted to reduce the insurance premiums paid on deposits covered by the Bank Insurance Fund for the highest rated institutions to an annual minimum of $2,000 effective for the first semiannual period of 1996.

         Under the risk-related scheme, the FDIC assigns each institution to one of three capital groups (well capitalized, adequately capitalized or undercapitalized, in each case as these terms are defined for purposes of prompt corrective action rules described above) and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of its strength based on supervisory evaluations, including examination reports, statistical analysis and other information relevant to gauging the risk posed by the institution. Only "well capitalized" institutions may be placed in the lowest assessment category. The Bank has been notified by the FDIC that its assessment rate for 1996 will remain at the lowest risk-based premium available.

STATISTICAL INFORMATION

         The following statistical and other information is provided as part of the Management Discussion and Analysis of the Financial Condition and Results of Operations on the pages indicated.

                                                                                            Page No.
                                                                                            --------

    I.     Distribution of Average Assets, Liabilities
           and Stockholders' Equity; Interest Rates and
           Interest Differential  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17-21,38-39
   II.     Investment Portfolio   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     35-36,47-48
  III.     Loan Portfolio   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29,46-47
   IV.     Summary of Loan Loss Experience  . . . . . . . . . . . . . . . . . . . . . . .        30-31
    V.     Deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19-20,27-28,43-45
   VI.     Short-Term Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         66

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

           The Bank leases all of One O'Connor Plaza, a twelve-story office building, under a net lease, with a remaining primary lease term of 15 years, from Plaza Associates, a Texas general partnership. The principal partners of Plaza Associates consist of seven children or grandchildren and three trusts for the benefit of children or grandchildren of certain principal shareholders of the Company. The lease commenced in 1985, and is a long-term triple net lease, with a primary term of 25 years and six renewal terms of five years each, exercisable at the option of the Bank, with annual rentals of approximately $2.5 million during the first 15 years and approximately $3.0 million during the next ten years and rentals for renewal terms at fair market value. The Bank has an option at the end of the primary term and each renewal term to purchase the property at its fair market value. The Bank occupies approximately 68% of the 157,000 rentable square feet in the building and subleases the remaining space to other tenants. A portion (21%) of the building is subleased to the principal shareholders of the Company. The Company believes that the terms of its lease from Plaza Associates, and the sublease to principal shareholders of the Company, are as favorable as those which could have been obtained from an unaffiliated third party.

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

                                     ITEM 3
                               LEGAL PROCEEDINGS

           The Company is involved in various legal actions that are in various stages of litigation and investigation by the Company and its legal counsel. Some of these actions allege various "lender liability" claims on a variety of theories and claim substantial actual and punitive damages. After reviewing all actions pending or threatened involving the Company, management believes that while the resolution of any matter may have an impact on the financial results of the period in which the matter is settled, their ultimate resolution will not have a material adverse effect upon the business or consolidated financial position of the Company. However, these matters are in various stages of proceedings and future developments could cause management to revise its assessment of these matters. No material legal actions were terminated during the fourth quarter of 1995.

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

                                    PART II

                                     ITEM 5
                   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

           Certain information concerning the Common Stock of the Company is included on page 74 herein.

                                     ITEM 6
                            SELECTED FINANCIAL DATA

           Selected financial data is presented below. The selected financial data should be read in conjunction with Management's Discussion and Analysis of the Financial Condition and Results of Operations of the Company presented elsewhere herein.

SELECTED FINANCIAL DATA
VICTORIA BANKSHARES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(NOT COVERED BY REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS)
-------------------------------------------------------------------------------

                                                                       December 31,
                                      -----------------------------------------------------------------------------
                                         1995            1994              1993             1992            1991
                                      ----------      ----------        ----------       ----------       ---------
Operating Results:
   Interest Income ...............    $  118,841        $  105,022       $  101,784      $  104,923      $  121,770
   Interest Expense ..............        51,404            38,452           37,054          43,316          69,073
   Provision for Loan Losses......           165                15              155             511             265
   Net Interest Income After
     Provision for Loan Losses ...        67,272            66,555           64,575          61,096          52,432
   Noninterest Income.............        29,629            27,523           27,063          23,752          21,251
   Noninterest Expense............        74,208            68,374           70,047          63,298          59,738
   Income Before Taxes
     and Items Below..............        22,693            25,704           21,591          21,549          13,945
   Federal Income Tax.............         7,551             8,752            7,231           2,053             420
   Extraordinary Items............           -0-               -0-              -0-              34             -0-
   Cumulative Effect of Change
     in Accounting Method.........           -0-               -0-            4,774             -0-            (268)
   Net Income.....................        15,142            16,952           19,134          19,530          13,257
Per Share Amounts:
   Net Income.....................          1.83              2.05             2.47            2.64            1.80
   Cash Dividends.................          0.73              0.52             0.40            0.31            0.03
   Book Value.....................         22.89             21.68            21.12           18.05           15.67
Average Balances:
   Demand Deposits................       370,052           384,972          379,372         321,042         288,684
   Interest-Bearing Transactional
     Accounts.....................       618,577           645,113          608,923         485,984         428,957
   Time Deposits..................       583,535           493,736          520,124         514,212         608,189
   Investment Securities..........       841,835           876,479          896,716         842,643         843,954
   Net Loans......................       629,777           575,133          485,403         388,297         387,237
   Long-Term Debt.................           733             1,037            1,644           5,560          12,880
   Total Assets...................     1,857,782         1,814,026        1,802,639       1,589,441       1,592,029
   Total Equity...................       185,738           174,547          151,201         124,922         108,564
Net Income as a Percent of:
   Average Total Assets...........         0.82%             0.93%            1.06%           1.23%           0.83%
   Average Total Equity...........         8.15%             9.71%           12.65%          15.63%          12.21%
Selected Average Ratios:
   Net Loans to Total Deposits....        40.06%            37.74%           31.98%          28.88%          30.81%
   Demand Deposits to
     Total Deposits...............        23.54%            25.26%           25.15%          24.29%          21.77%
   Equity to Assets...............        10.00%             9.62%            8.39%           7.86%           6.82%

                                     ITEM 7

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1995 COMPARED TO 1994

         The following discussion highlights the major changes affecting the operations and financial condition of the Company for the two years ended December 31, 1995. Unless the context otherwise requires, the "Company" refers to Victoria Bankshares, Inc., and its subsidiaries. The discussion should be read in conjunction with the consolidated financial statements, accompanying notes, and selected financial data appearing elsewhere in this report.

OVERVIEW OF OPERATIONS

         The Company reported net income of $15.1 million for the year ended 1995 compared to net income of $17.0 million reported for the year ended 1994. Earnings per share were $1.83 for 1995 compared to $2.05 for 1994. The decline in net income is primarily attributable to pressures on the net interest margin resulting from increased funding costs and higher noninterest expenses due to acquisition related expenses.

         A special meeting of the shareholders of the Company will be held on April 2, 1996, to consider and vote upon a proposal to approve the Agreement and Plan of Merger dated November 12, 1995, between the Company and Norwest. The Plan of Merger has been approved by the boards of both companies and is pending regulatory approval. Norwest will issue 1.05 shares of Norwest common stock in exchange for each share of the Company's common stock. The exchange will be tax-free for the Company's shareholders and will be accounted for by Norwest as a pooling-of-interests.

         Norwest is a $72.1 billion company providing banking, mortgage, investments, insurance, and other financial services through 3,042 stores in all 50 states, Canada, the Caribbean, Central America, and elsewhere internationally.

         The Company continues to be well capitalized. At December 31, 1995, the Company's ratio of total capital-to-risk-weighted-assets was 16.26% and its leverage ratio was 8.76%, both of which significantly exceed the minimum regulatory requirements.

NET INTEREST INCOME

         Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. The interest income on certain loans and investment securities is not subject to Federal income tax. For analytical purposes, at December 31, 1995 and December 31, 1994 and 1993, the interest income and rates on these types of assets are adjusted to a "fully taxable equivalent" basis, net of the effect of any interest expense disallowed. The fully taxable equivalent adjustment was calculated using the Company's statutory Federal income tax rate of 35%. Adjusted interest income is as follows (in thousands):

                                                    Year Ended              Year Ended           Year Ended
                                                    December 31,            December 31,         December 31,
                                                        1995                   1994                  1993
                                                    ------------            -----------          -----------
Interest Income-Book Basis  . . . . . . . . . . .     $118,841                $105,022             $101,784
Taxable-Equivalent Adjustment . . . . . . . . . .          851                     410                  542
                                                      --------                --------             --------
Interest Income-Taxable
  Equivalent Basis  . . . . . . . . . . . . . . .      119,692                 105,432              102,326
Interest Expense  . . . . . . . . . . . . . . . .       51,404                  38,452               37,054
                                                      --------                --------             --------
Net Interest Income-Taxable
  Equivalent Basis  . . . . . . . . . . . . . . .     $ 68,288                $ 66,980             $ 65,272
                                                      ========                ========             ========


    The net interest spread is the difference between the average rates on interest-earning assets and the average rates on interest-bearing liabilities. The interest rate margin represents net interest income divided by average earning assets. These ratios can also be used to analyze net interest income. Since a significant portion of the Company's funding is derived from interest-free sources, primarily demand deposits and total stockholders' equity, the effective rate paid for all funding sources is lower than the rate paid on interest-bearing liabilities alone. As the following table illustrates, the interest rate spread decreased 16 basis points to 3.29% in 1995 from 3.45% in 1994 and the interest rate margin decreased 1 basis point to 4.15% in 1995 from 4.16% in 1994 (dollars in thousands).

                                                                       Year Ended December 31,
                                  ----------------------------------------------------------------------------------------------
                                               1995                               1994                           1993
                                  ------------------------------   -------------------------------   ---------------------------
                                  Average                Average   Average                 Average   Average             Average
                                  Balance     Interest     Rate    Balance       Interest    Rate    Balance    Interest   Rate
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-Earning Assets:
   Loans, Net of Unearned
     Discount(2)  . . . . . .    $  639,932  $60,783     9.50%    $  585,172    $ 52,819   9.03%   $  496,220  $ 43,126   8.69%
   Investment Securities
     Held to Maturity:
     Taxable (1)  . . . . . .       710,048   41,699     5.87        744,199      40,152   5.40       891,201    51,816   5.81
     Tax-Exempt (2) . . . . .        38,627    2,543     6.58         19,822       1,439   7.26         5,755       521   9.05
   Investment Securities
     Available for
     Sale (2)(3)  . . . . . .        93,160    4,652     4.99        110,988       4,439   4.00             0         0   0.00
   Trading Accounts . . . . .           167       10     6.26          1,042          57   5.50         1,337        67   5.01
   Federal Funds Sold and
     Short-Term Investments .       164,026   10,005     6.10        150,138       6,526   4.35       211,745     6,795   3.21

                                ----------- --------   ------    -----------   --------  ------   ----------- --------  -----
      Total Interest-
      Earning Assets  . . . .     1,645,960  119,692     7.27      1,611,361     105,432   6.54     1,606,258   102,326  6.34
                                ----------- --------   ------    -----------   --------  ------   ----------- --------  -----

Noninterest-Earning Assets:
   Cash and Due From Banks  .       121,374                          119,418                          121,216
   Other Assets . . . . . . .       101,235                           92,353                           85,776
   Allowance for Loan Losses.       (10,155)                         (10,039)                         (10,817)
                                -----------                      -----------                      -----------
      Total Assets  . . . . .    $1,858,414                       $1,813,093                       $1,802,433
                                ===========                      ===========                      ===========
LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
   Interest-Bearing
     Transactional
      Accounts  . . . . . . .    $  618,577  $ 15,891    2.57%    $  645,113    $ 15,536   2.41%   $  608,923  $ 14,065   2.31%
   Time Deposits  . . . . . .       583,535    30,442    5.22        493,736      18,667   3.78       520,125    19,144   3.68
   Federal Funds Purchased
     and Short-Term
     Borrowings . . . . . . .        87,522     5,024    5.74        104,964       4,183   3.99       129,203     3,752   2.90
   Long-Term Debt . . . . . .           733        47    6.41          1,037          66   6.41         1,644        93   5.65
                                ----------- --------   ------    ----------    --------  ------   ----------  --------  -----
      Total Interest Bearing
         Liabilities  . . . .     1,290,367    51,404    3.98      1,244,850      38,452   3.09     1,259,895    37,054   2.94
                                ----------- --------   ------    -----------   --------  ------   ----------  --------   -----
Noninterest-Bearing
   Liabilities:
   Demand Deposits  . . . . .       370,052                          384,972                          379,268
   Other Liabilities (3)  . .        11,842                            9,330                           12,108
                                 ----------                       ----------                       ----------
Total Liabilities   . . . . .     1,672,261                        1,639,152                        1,651,271
                                 ----------                       ----------                       ----------
   Stockholders' Equity (3) .       186,153                          173,941                          151,162
                                 ----------                       ----------                       ----------
      Total Liabilities and
      Stockholders' Equity  .    $1,858,414                       $1,813,093                       $1,802,433
                                 ==========                       ==========                       ==========
Net Interest Income . . . . .                $ 68,288                           $ 66,980                       $ 65,272
                                             ========                           ========                       ========
Net Interest Spread . . . . .                            3.29%                             3.45%                          3.40%
                                                        ======                            ======                          =====
Interest Rate Margin  . . . .                            4.15%                             4.16%                          4.06%
                                                        ======                            ======                          =====

________________________________

(1)  Includes interest-bearing deposits with other banks.
(2) Interest and rates on loans and securities which are nontaxable for Federal income tax purposes are presented on a taxable equivalent basis using a rate of 35%.
(3) The 1995 and 1994 average balance has been adjusted to exclude the effect of Statement of Financial Accounting Standards No. 115.

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

                                                             1995/1994                      1994/1993
                                                 ------------------------------  -------------------------------
                                                      Increase                       Increase
                                                 (Decrease) Due to               (Decrease) Due to
                                                      Change in        Total         Change in          Total
                                                 ------------------     Net      -----------------       Net
                                                  Average  Average    Increase    Average   Average    Increase
                                                  Volume    Rate     (Decrease)   Volume      Rate    (Decrease)
                                                 --------  -------   ----------  ---------  -------   ----------

Interest Income:
  Loans . . . . . . . . . . . . . . . . . . .    $ 5,109   $  2,855   $ 7,964    $ 7,953   $  2,127    $10,080
  Investment Securities Held to Maturity  . .         39      2,612     2,651     (7,351)    (3,651)   (11,002)
  Investment Securities Available for Sale  .       (683)       896       213      4,439          0      4,439
  Trading Accounts  . . . . . . . . . . . . .        (54)         7       (47)       (15)         5        (10)
  Federal Funds Sold and
   Other Short-Term Investments   . . . . . .        649      2,830     3,479     (2,293)     2,023       (270)
   Interest-Earning Assets as a Total   . . .      2,401     11,859    14,260        325      2,912      3,237

Interest Expense:
  Interest-Bearing Transactional
   Accounts   . . . . . . . . . . . . . . . .       (655)     1,010       355        857        613      1,470
  Time Deposits . . . . . . . . . . . . . . .      3,813      7,962    11,775       (988)       511       (477)
  Federal Funds Purchased and
   Short-Term Borrowings  . . . . . . . . . .       (779)     1,620       841       (792)     1,222        430
  Long-Term Debt  . . . . . . . . . . . . . .        (20)         1       (19)       (38)        1  1      (27)
   Interest-Bearing Liabilities as a Total  .      1,406     11,546    12,952       (442)     1,838      1,396

Net Interest Income . . . . . . . . . . . . .    $   995   $    313   $ 1,308    $   767   $  1,074    $ 1,841

CHANGES DUE TO VOLUME

         The increase in net interest income due to the change in average volume is attributable primarily to the growth in loan volume from 36.3% of average interest-earning assets at December 31, 1994, to 38.9% at December 31, 1995. This increase was partially offset by the increase in the average volume of time deposits. Time deposits, typically the highest cost of the deposit category, increased from 39.7% of average interest-bearing liabilities at December 31, 1994, to 45.2% at December 31, 1995.

CHANGES DUE TO RATES

         The increase in net interest income due to the change in average rates occurred even though the net interest spread decreased as the effect of rates on interest income was larger than the effect of rates on interest expense. This is due to the average balance of interest-earning assets being proportionately larger than the average balance of interest-bearing liabilities.

PROVISION FOR LOAN LOSSES

         The provision for loan losses is an amount added to the allowance against which loan losses are charged. Management determines an appropriate provision for loan losses based upon the size, quality, and concentration characteristics of the loan portfolio using both historical quantitative trends and Management's evaluation of qualitative factors including economic and industry outlooks. The provision for loan losses for 1995 was $165 thousand and for 1994 was $15 thousand. The increase over 1994 was primarily due to the increase in the size of the portfolio. Relatively low levels of nonperforming loans and net charge-offs should continue. However, the provision for loan losses may need to be increased in the future if loan growth continues as expected.

          During 1995, the Company recorded net charge-offs to the allowance for loan losses of $557 thousand, up from a net recovery of $35 thousand in 1994. The allowance for loan losses at December 31, 1995, was 1.5% of loans, net of unearned discount, compared to 1.7% at December 31, 1994. The allowance as a percent of nonperforming loans was 125.2% at December 31, 1995, as compared to 98.4% a year earlier.

NONINTEREST INCOME

         Noninterest income totaled $29.6 million in 1995, up $2.1 million or 7.7% from December 31, 1994. The following table presents a comparative analysis of the major components of noninterest income (in thousands):

                                                                                  December 31,
                                                                  ------------------------------------------
                                                                                                   Increase
                                                                    1995              1994         (Decrease)
                                                                  -------           -------        ----------
Service Charges and Other Fees  . . . . . . . . . . . . . . .     $16,202           $15,393           $  809
Trust Services Income . . . . . . . . . . . . . . . . . . . .       6,908             5,556            1,352
Data Processing Income  . . . . . . . . . . . . . . . . . . .       2,745             3,201             (456)
Securities Gains (Losses) . . . . . . . . . . . . . . . . . .          57              (796)             853
Other Operating Income:
   Investment Product Income  . . . . . . . . . . . . . . . .       1,081             1,395             (314)
   Safe Deposit Income  . . . . . . . . . . . . . . . . . . .         591               589                2
   Mortgage Banking Income  . . . . . . . . . . . . . . . . .         503               619             (116)
   All Other Operating Income   . . . . . . . . . . . . . . .       1,542             1,566              (24)
                                                                  --------          -------           -------

   Total Noninterest Income   . . . . . . . . . . . . . . . .     $29,629           $27,523           $2,106
                                                                  ========          =======           =======


         Service charges and other fees increased 5.3% in 1995 resulting mainly from the acquisition of Cattlemen's during the second quarter of 1995 and income from a new ATM surcharge that began in the fourth quarter of 1994.

         Trust services income increased 24.3% during 1995 as the assets under management increased $70.0 million to $1.1 billion. The increase in income can be attributed primarily to a full year's effect on income from the acquisition of the former Ameritrust Texas National Association office located in Corpus Christi from Texas Commerce Bank National Association ("Corpus Christi Trust") during the third quarter of 1994.

         Data processing income decreased 14.2% as a result of a decrease in the level of customers serviced by the Company's data processing subsidiary.

         Securities gains totaled $57 thousand during 1995 as compared to losses of $796 thousand in 1994. The gains in 1995 resulted from the sales of equity investments by the Company's Small Business Administration ("SBA") licensed subsidiary and in-substance maturities of securities held to maturity. The losses in 1994 were due mainly to losses of $446 thousand on dispositions of two equity investments held by the SBA licensed subsidiary. Also contributing to the 1994 losses were sales of securities held as available for sale in order to improve total return.

         Other operating income, which includes investment product income, mortgage banking income, and safe deposit income, decreased 10.8% in the aggregate during 1995. The decrease in investment product income is attributable to decreases in total commissions from a lower level of sales of fixed income securities and mutual funds. Mortgage banking income decreased, even though mortgage origination increased, as fees from the sale of mortgage loans into secondary markets decreased. This occurred as the Company retained a higher percentage of the loans it originated mainly in a newly introduced three-year adjustable rate product. These decreases were partially offset by a slight increase in safe deposit income as a result of the acquisition of Cattlemen's.

NONINTEREST EXPENSE

         Total noninterest expense increased $5.8 million or 8.5% to $74.2 million in 1995 from $68.4 million in 1994. This increase resulted primarily from acquisition expenses, including conversions of Cattlemen's in the second quarter of 1995 and a full year's expense related to the acquired Corpus Christi Trust in the third quarter of 1994. Excluding expenses related to acquisitions, total noninterest expense increased 4.2%. The following table presents a comparative analysis of the major components of noninterest expense (in thousands):

                                                                                  December 31,
                                                                  -------------------------------------------
                                                                                                     Increase
                                                                    1995              1994          (Decrease)
                                                                  -------           -------         ----------
Salaries and Wages  . . . . . . . . . . . . . . . . . . . . . .   $28,526           $26,536           $ 1,990
Retirement and Other
   Employee Benefits  . . . . . . . . . . . . . . . . . . . . .     8,827             7,394             1,433
Net Occupancy Expense . . . . . . . . . . . . . . . . . . . . .     7,407             7,197               210
Equipment Rental, Depreciation, and
  Maintenance . . . . . . . . . . . . . . . . . . . . . . . . .     5,286             5,072               214
FDIC Insurance  . . . . . . . . . . . . . . . . . . . . . . . .     1,749             3,335            (1,586)
Other Operating Expenses
   Taxes Other Than Income  . . . . . . . . . . . . . . . . . .       492               344               148
   Marketing Expense  . . . . . . . . . . . . . . . . . . . . .     1,327             1,550              (223)
   Operating Supplies   . . . . . . . . . . . . . . . . . . . .     2,563             2,260               303
   Communication Expense  . . . . . . . . . . . . . . . . . . .     1,436             1,189               247
   Postage Expense  . . . . . . . . . . . . . . . . . . . . . .     1,325             1,193               132
   Outside Service Expense  . . . . . . . . . . . . . . . . . .     7,212             5,683             1,529
   Amortization of Intangible Assets  . . . . . . . . . . . . .     2,438             1,702               736
   All Other  . . . . . . . . . . . . . . . . . . . . . . . . .     5,620             4,919               701
                                                                  -------           -------           --------

     Total Noninterest Expense  . . . . . . . . . . . . . . . .   $74,208           $68,374           $ 5,834
                                                                  =======           =======           ========


         Salaries and wages increased 7.5% during 1995 as a result of the 1995 acquisition of Cattlemen's, the 1994 acquisition of Corpus Christi Trust, and normal merit increases.

         Retirement and other employee benefits increased 19.4% during 1995 primarily due to increased health care expenses as a result of rising health care costs and increased claims, as well as the acquisitions mentioned above.

         Net occupancy expense increased 2.9% during 1995 primarily as a result of the timing of the 1994 Corpus Christi Trust acquisition and the 1995 Cattlemen's acquisition.

         Equipment rental, depreciation, and maintenance expense increased 4.2% during 1995 resulting primarily from the installation of a Platform system at branch offices in 1995 and increased expenses related to acquisitions.

         FDIC insurance expense decreased $1.6 million or 47.6% during 1995 due to a partial refund received in September 1995 from the FDIC on assessments paid for the second quarter of 1995 and a reduction in the assessment rate paid for the third quarter of 1995. The Bank has been notified by the FDIC that its assessment rate for 1996 will remain at the lowest level risk-based premium available. This assessment level requires the Bank to be both well capitalized, as defined by the FDIC, and in good standing with its regulators. In November 1995, the FDIC Board of Directors voted to reduce the insurance premiums paid on deposits covered by the Bank Insurance Fund for the highest rated institutions to an annual minimum of $2,000 effective for the first semiannual period of 1996.

         Taxes other than income, primarily Texas franchise tax, increased 43.0% during 1995 primarily as a result of increased taxable capital (as defined by law) at the Company and the 1995 acquisition of Rosenberg.

         Operating supplies, communication, and postage expenses all increased during 1995 as a result of the 1994 acquisition of Corpus Christi Trust and the 1995 acquisition of Cattlemen's.

         Outside service expense increased 26.9% during 1995 primarily due to the 1995 expenses incurred as a result of the conversion relating to the 1995 acquisitions of Rosenberg, Cattlemen's, and the impending merger with Norwest.

         Amortization of intangible assets increased 43.2% primarily as a result of the 1995 acquisition of Cattlemen's and the full year's effect of the 1994 acquisition of Corpus Christi Trust.

         All other noninterest expense increased 14.3% due primarily to increases in software license and maintenance expenses and seminars and training expenses.

INCOME TAXES

         For the year ended December 31, 1995, the Company's provision for federal income taxes was $7.6 million compared to $8.8 million for the year ended December 31, 1994.

         The Company had a net deferred tax liability of $709 thousand as of December 31, 1995. This net deferred tax liability is composed of the expected tax payments from the reversal of the temporary differences between tax and book net income and the gross-up of core deposit intangibles acquired from Cattlemen's. The existing net temporary differences will reverse during future periods.

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

         At December 31, 1995, the Company's ratios of "Tier 1" and total capital to risk-weighted assets were 15.25% and 16.26%, respectively. Both ratios significantly exceed regulatory minimums.

         The following table summarizes the Company's Tier 1 and Total Capital (dollars in thousands):

                                                                                        December 31, 1995
                                                                                 ----------------------------
                                                                                   Amount              Ratio
                                                                                 ----------            ------


Tier 1 Capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  160,186            15.26%
Tier 1 Capital Minimum Requirement  . . . . . . . . . . . . . . . . . . . . .        41,996             4.00
                                                                                 -----------           ------

Excess Tier 1 Capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  118,190            11.25%
                                                                                 ===========           ======

Total Capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  170,763            16.26%
Total Capital Minimum Requirement . . . . . . . . . . . . . . . . . . . . . .        83,992             8.00
                                                                                 -----------           ------

Excess Total Capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   86,771             8.26%
                                                                                 ===========           ======

Risk Adjusted Assets,
  Net of Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $1,049,904
                                                                                 ===========


         In addition to the risk-based capital guidelines, the Federal Reserve Board and the FDIC use a "leverage ratio" as an additional tool to evaluate the capital adequacy of banks and bank holding companies. The "leverage ratio" is defined to be a company's "Tier 1" capital divided by its adjusted average total assets. The leverage ratio adopted by the federal banking agencies requires a ratio of 3.0% for banks with a CAMEL rating of 1. All other institutions will be expected to maintain a 100 to 200 basis point cushion, i.e., these institutions will be expected to maintain a leverage ratio of 4.0% to 5.0%. The Company's leverage ratio at December 31, 1995, was 8.8%, which also significantly exceeds the regulatory minimum.

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

         The Company paid cash dividends of $6.0 million and $4.1 million to holders of common stock during 1995 and 1994, respectively. The Company has paid cash dividends for fifteen consecutive quarters. In March 1994, cash dividends were increased from $.10 per share to $.13 per share, representing a 30% increase. In January 1995, the Company declared a $.16 per share quarterly dividend, an increase of 23%, and a special $.09 per share dividend. In each subsequent quarter of 1995 the Company paid a $.16 per share quarterly dividend. In January 1996, the Company declared a $.16 per share dividend and a special $.09 per share dividend which was paid on February 22, 1996.

         The Parent Company, as of December 31, 1995, has $13.7 million in short-term and medium-term securities which can be used to provide liquid resources as well as currently unanticipated capital needs of its subsidiaries.

         An integral part of the Company's liquidity management is the funding of the Bank, which derives its source of fundings predominately from deposits within its marketing area. The customer base for deposits is diversified among correspondent banks, individuals, partnerships and corporations, and public entities. This diversification helps the Company avoid dependence on large concentrations of funds. The Company does not, as a matter of policy, place certificates of deposit through brokers. The Company's percentage of time certificates of deposit over $100,000 to time deposits increased to 20.2% in 1995 from 19.8% in 1994. This increase was the result of customers moving funds into time deposits as interest rates increased during 1995.

         The table below sets forth the maturity distribution of certificates of deposit of $100,000 or more issued by the Bank (in thousands):

                                                                                          December 31,
                                                                                    ------------------------
Remaining Maturity                                                                     1995           1994
                                                                                    ---------      ---------

Maturing in 3 Months or Less  . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 50,874       $ 41,272
Maturing in Over 3 Through 6 Months . . . . . . . . . . . . . . . . . . . . . . .     22,168         20,535
Maturing in Over 6 Through 12 Months  . . . . . . . . . . . . . . . . . . . . . .     37,356         23,641
Maturing in Over 12 Months  . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,666         14,739
                                                                                    ---------      --------

   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    126,064       $100,187
                                                                                    =========      ========


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

         One way to analyze interest rate risk is to evaluate the balance of the interest rate sensitivity position. A mix of assets and liabilities that are roughly equal in volume and repricing represents a matched interest rate sensitivity position. Any excess of assets or liabilities in a particular period results in an interest rate sensitivity gap. The following table presents the interest rate sensitivity position of the Company at December 31, 1995 (dollars in thousands).


                                                                                               Over One
                                                      Rate Sensitive Within                    Year and
                                       ---------------------------------------------------     Nonrate
                                       30-Days    90-Days    180-Days  One Year      Total     Sensitive     Total
                                       -------    -------    --------  --------    --------    ---------  ----------
Earning Assets:
Loans, Net of Unearned Discount . .    $298,814   $ 28,789   $ 33,831  $ 78,057  $  439,491    $ 274,154  $  713,645
  Investment Securities . . . . . .     111,118     64,156     67,935   139,447     382,656      442,041     824,697
Federal Funds Sold and Other
Short-Term Investments  . . . . . .     178,760      9,950        -0-       -0-     188,710          -0-     188,710
Other Earning Assets  . . . . . . .         150        -0-        -0-       -0-         150          -0-         150
                                       ---------  ---------  --------- --------- ----------    ---------- -----------

Total Earning Assets  . . . . . . .     588,842    102,895    101,766   217,504   1,011,007      716,195   1,727,202

Interest-Bearing Liabilities:
Interest-Bearing Transactional
  Accounts  . . . . . . . . . . . .     303,248        -0-        -0-       -0-     303,248      336,774     640,022
Time Deposits . . . . . . . . . . .      69,366     90,277    114,361   245,776     519,780      103,445     623,225
Fed Funds Purchased and Other
Short-Term Borrowings . . . . . . .      94,181        -0-        -0-       -0-      94,181          -0-      94,181
Long-Term Debt  . . . . . . . . . .         -0-        -0-        -0-       -0-         -0-          -0-         -0-
                                       ---------  ---------  --------- --------- ----------    ---------- -----------

Total Interest-Bearing
  Liabilities . . . . . . . . . . .     466,795     90,277    114,361   245,776     917,209    $ 440,219  $1,357,428
                                       ---------  ---------  --------- --------- ----------    ---------- -----------

Interest Sensitivity Gap  . . . . .    $122,047   $ 12,618   $(12,595) $(28,272) $   93,798
                                       =========  =========  ========= ========= ==========

Cumulative Interest
  Sensitivity Gap . . . . . . . . .    $122,047   $134,665   $122,070  $ 93,798
                                       =========  =========  ========= =========
Ratio of Earning Assets to
  Interest-Bearing Liabilities  . .     126.15%    113.98%     88.99%    88.50%     110.23%
                                       =========  =========  ========= ========= ==========

         The Company had an asset sensitivity gap position in the 30-day period of $122.0 million. The cumulative rate sensitive gap position at one year was an asset sensitive position of $93.8 million, which indicates that the Company may benefit from rising interest rates; conversely falling interest rates may have a negative impact upon the Company.

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

LOAN PORTFOLIO

         The Company's loans are widely diversified by borrower and industry group. The following summary shows the composition of the loan portfolio for the five years ended December 31, 1995 (dollars in thousands):

                                                                         December 31,
                             ----------------------------------------------------------------------------------------------------
                                    1995               1994                 1993               1992                 1991
                             -----------------    -----------------    -----------------   -----------------    -----------------

                              Amount   Percent     Amount   Percent     Amount   Percent   Amount    Percent    Amount    Percent
                             --------  -------    --------  -------    --------  -------  --------   -------   --------   -------

Loans Secured Primarily by
  Real Estate:
Construction and
  Land Development .......   $ 19,990    2.79%    $ 18,565    3.08%    $ 25,012    4.41%  $ 13,696     3.43%   $ 11,752     2.84%
    Other Real Estate
      Loans ..............    293,980   41.10      245,162   40.69      221,394   39.00    144,244    36.16     158,474    38.36
Agricultural .............     40,409    5.65       38,131    6.33       35,540    6.26     26,813     6.72      24,975     6.05
Commercial and Industrial
  Loans ..................    145,984   20.41      121,617   20.18      113,631   20.01     83,668    20.97      96,123    23.27
Consumer Loans ...........    211,573   29.57      175,938   29.20      167,124   29.44    123,111    30.86     109,895    26.60
Loans to Financial
  Institutions and
  all Other Loans ........      3,429    0.48        3,154    0.52        4,980    0.88      7,408      1.86     11,901     2.88
                             --------  -------    --------  -------    --------  -------  --------   -------   --------   -------
Total Loans ..............    715,365  100.00%     602,567  100.00%     567,681  100.00%   398,940   100.00%    413,120   100.00%
                                       =======              =======              =======             =======              =======
Less:
  Unearned Discount ......     (1,720)              (4,491)              (9,161)            (8,403)              (7,881)
  Allowance for Loan
    Losses ...............    (10,577)             (10,024)              (9,974)           (10,081)             (11,550)
                             --------             --------             --------           --------             --------
Net Loans ................   $703,068             $588,052             $548,546           $380,456             $393,689
                             ========             ========             ========           ========             ========

         Maturities in the Company's loan portfolio at December 31, 1995, are summarized below (in thousands):

                                                                              Due            Due
                                                                Due in     After One        After
                                                               One Year     Through         Five
                                                               or Less     Five Years       Years       Total
                                                               --------    ----------     --------    --------

Loans Secured Primarily by Real Estate:
  Construction and Land Development . . . . . . . . . . . .    $ 19,990      $    -0-     $    -0-    $ 19,990
  Other Real Estate Loans . . . . . . . . . . . . . . . . .      37,313        91,732      164,935     293,980
Agricultural  . . . . . . . . . . . . . . . . . . . . . . .      31,275         8,988          146      40,409
Commercial and Industrial Loans . . . . . . . . . . . . . .      80,219        59,857        5,908     145,984
Consumer Loans  . . . . . . . . . . . . . . . . . . . . . .      86,475       124,052        1,046     211,573
Loans to Financial Institutions and all Other Loans . . . .       1,101         2,013          315       3,429
                                                               --------      --------     --------    --------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . .    $256,373      $286,642     $172,350    $715,365
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

                                                                                              December 31, 1995
                                                                                              -----------------
Loans Having Predetermined Interest Rates . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $234,336
Loans Having Floating or Adjustable Interest Rates  . . . . . . . . . . . . . . . . . . . . . . .    224,656
                                                                                                    --------
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $458,992
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

         The determination by Management of the appropriate level of the allowance amounted to $10.6 million at December 31, 1995. The allowance for loan losses is based on estimates, and ultimate losses will vary from the current estimates. These estimates are reviewed monthly and as adjustments, either positive or negative, become necessary they are reported in earnings in the periods in which they become known. A detailed analysis of the Company's allowance for loan losses for the past five years is shown below (in thousands):

                                                               Year Ended December 31,
                                     ----------------------------------------------------------------------
                                       1995             1994            1993             1992          1991
                                     --------         -------         -------          -------       -------
Balance of Allowance for Loan
  Losses at Beginning of Period .    $10,024          $ 9,974         $10,081          $11,550        $13,338
Allowance on Purchased Loans  . .        945               15             155              511            265
Provision for Loan Losses . . . .        165                0             300                0            160
Charge-offs:
  Real Estate Loans . . . . . . .        365              172             397            1,394          1,093
  Agricultural Loans  . . . . . .         22                4              20               66             69
  Commercial and Industrial
    Loans   . . . . . . . . . . .        260              142             422              926            953
  Consumer Loans  . . . . . . . .        580              573             900              916          1,073
  Loans to Financial Institutions
    and all Other Loans . . . . .          0                0               0                0            935
                                     --------         --------        -------          -------        -------
      Total Charge-Offs . . . . .      1,227              891           1,739            3,302          4,123
                                     --------         --------        -------          -------        -------

Recoveries:
  Real Estate Loans . . . . . . .        293              324             290              132            439
  Agricultural Loans  . . . . . .        -0-               53               6               19             71
  Commercial and Industrial
    Loans   . . . . . . . . . . .        148              138             474              406          1,062
  Consumer Loans  . . . . . . . .        229              411             407              540            274
  Loans to Financial Institutions
    and all Other Loans . . . . .        -0-                0               0              225             64
                                     --------         --------        -------          -------        -------
      Total Recoveries  . . . . .        670              926           1,177            1,322          1,910
                                     --------         --------        -------          -------        -------

Net Charge-Offs (Recoveries)  . .        557              (35)            562            1,980          2,213
                                     --------         --------        -------          -------        -------

Balance at End of Period  . . . .    $10,577          $10,024         $ 9,974          $10,081        $11,550
                                     ========         ========        =======          =======        =======

         The following table reflects certain historical statistics of the Company relating to the relationship among loans (net of unearned discount), net charge-offs, and the allowance for loan losses (dollars in thousands):

                                                              Year Ended December 31,
                                     -----------------------------------------------------------------------
                                       1995             1994            1993             1992           1991
                                     --------         --------        --------         --------       -------
Balances:
Average Loans, Net of
 Unearned Discount  . . . . . . .    $639,932         $585,172        $496,220         $399,423       $399,797
Loans, Net of Unearned Discount .     713,645          598,076         558,520          390,675        405,239
Net Charge-Offs (Recoveries)  . .         557              (35)            562            1,980          2,213
Allowance for Loan Losses . . . .      10,577           10,024           9,974           10,081         11,550
Nonperforming Assets  . . . . . .      10,093           11,708          18,876           30,601         40,157
Nonperforming Loans . . . . . . .       8,449           10,189          13,074           21,784         27,003
Ratios:
Net Charge-Offs (Recoveries) to:
Average Loans, Net of
  Unearned Discount . . . . . . .       0.09%            (.01%)           .11%             .50%           .55%
Loans, Net of Unearned Discount .       0.08%            (.01%)           .10%             .51%           .54%
Allowance for Loan Losses . . . .       5.27%            (.35%)          5.63%           19.64%         19.15%
Allowance for Loan Losses to:
Loans, Net of Unearned Discount .       1.48%            1.68%           1.79%            2.58%          2.84%
Nonperforming Loans . . . . . . .     125.19%           98.38%          76.29%           46.28%         42.77%

         The table below shows an allocation of the allowance for loan losses by major categories of loans for the five years ended December 31, 1995. Definitions of types of loans are based on bank regulatory agency instructions for "Call Reports." Historically, the allowance for loan losses related to commitments to extend credit and standby letters of credit has not been material. Allocations as of year-end, which are not indicative of conditions at any other date and do not restrict or dictate allocations at future dates, are as follows (dollars in thousands):

                                                   Commercial             Financial
                             Real                     and                Institutions
                            Estate   Agricultural  Industrial  Consumer   and Other     Unallocated   Total
                            ------   ------------  ----------  --------  ------------   -----------  -------
December 31, 1995:
  Allowance   . . . .      $3,489      $ 497       $1,656      $2,967     $   11         $1,957      $10,577
  Percentage of Loans        1.11%      1.23         1.13%       1.40        .32%                       1.48%
December 31, 1994:
  Allowance   . . . .       2,884        283        1,424       3,596         23          1,814       10,024
  Percentage of Loans        1.09%       .74         1.17%       2.04%       .73%                       1.66%
December 31, 1993:
  Allowance   . . . .       3,164        395        1,809       2,797         29          1,780        9,974
  Percentage of Loans        1.28%      1.11%        1.59%       1.67%       .58%                       1.76%
December 31, 1992:
  Allowance   . . . .       2,803        344        1,778       3,249        117          1,790       10,081
  Percentage of Loans        1.77%      1.28%        2.13%       2.64%      1.58%                       2.53%
December 31, 1991:
  Allowance   . . . .       3,578        475        2,887       2,526        140          1,944       11,550
  Percentage of Loans        2.19%      1.90%        3.00%       2.30%      1.18%                       2.85%


All percentages are calculated using loans net of unearned discount.

NONPERFORMING ASSETS

         The Company's nonperforming assets consist of nonperforming loans, other real estate, and other repossessed assets.

NONPERFORMING LOANS

         The Company's nonperforming loans consist of impaired loans, nonaccrual loans, troubled debt restructurings, and loans 90 days past due and still accruing.

         The Company adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") as amended by Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan/Income Recognition and Disclosure" ("SFAS 118") on January 1, 1995.

         The Company's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is identified as impaired and/or placed on a nonaccrual basis. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company classifies loans as impaired when there are serious doubts regarding the collectibility of principal and interest or when payments become past due 90 days, except loans which are well secured and in the process of collection. The standards require that when a loan is impaired a creditor shall measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company considers consumer loans with balances less than $50,000 to be smaller-balance homogeneous loans which are exempt from SFAS 114. The Company has measured the impairment related to all of its impaired loans using the fair value of the loan's collateral. Amounts received on impaired loans are applied, for financial accounting purposes, first to principal and then to interest after all principal has been collected. When collection of an impaired loan is considered remote, the loan is charged-off against the allowances for loan losses.

         Troubled debt restructurings are those for which concessions, including reduction of interest rates or deferral of interest or principal, have been granted, due to the borrower's weakened financial condition. Interest on restructured loans is generally accrued at the restructured rates when it is anticipated that no loss of original principal will occur. As of December 31, 1995, all restructured loans were performing in accordance with the restructured terms.

         Loans 90 days past due and still accruing are well secured and in the process of collection.

OTHER NONPERFORMING ASSETS

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

         The following table discloses information regarding nonperforming assets for each of the last five years (in thousands):

                                                                  December 31,
                                     -----------------------------------------------------------------------
                                         1995           1994            1993             1992           1991
                                     -----------      --------        --------         --------       --------
IMPAIRED LOANS
  Nonaccrual Loans:
    Real Estate . . . . . . . . .    $  5,947         $    -0-        $    -0-         $    -0-       $    -0-
    Energy  . . . . . . . . . . .         -0-              -0-             -0-              -0-            -0-
    Agricultural  . . . . . . . .         169              -0-             -0-              -0-            -0-
    Commercial  . . . . . . . . .         685              -0-             -0-              -0-            -0-
  Troubled Debt
   Restructurings . . . . . . . .         -0-              -0-             -0-              -0-            -0-
OTHER NONPERFORMING
  Nonaccrual Loans (1,2)  . . . .         610            9,145          12,003           16,824         23,184
  Troubled Debt
    Restructurings (1,3)  . . . .         569              617             599              723            767
  Other Real Estate and Other
    Loan Related Assets . . . . .       1,644            1,519           2,807            3,117          5,967
  Loans 90 Days or More Past
    Due and Still Accruing  . . .         469              427             472            4,209          1,312
                                     --------          -------         -------          -------        -------
  Total Nonperforming Assets  . .    $ 10,093          $11,708         $15,881          $24,873        $31,230
                                     ========          =======         =======          =======        =======

(1) See also Note 5 of Notes to Financial Statements for interest foregone.
(2) For 1995, these loans are not considered impaired since they are part of a small balance homogeneous portfolio which are exempt from SFAS 114.
(3) For 1995, these troubled debt restructurings were performing in accordance with their restated terms as of the date of adoption of SFAS 114.

         Total nonperforming assets, which include nonperforming loans and other nonperforming assets, totaled $10.1 million or 1.4% of total loans and other nonperforming assets at December 31, 1995, as compared with $11.7 million or 2.0% of total loans and other nonperforming assets at December 31, 1994. Total nonperforming assets represented 0.5% and 0.6% of the total assets at December 31, 1995 and December 31, 1994, respectively. The total amount of loans past due 90 days or more and still accruing, totaled $469 thousand at December 31, 1995, compared to $427 thousand at December 31, 1994.

LOAN CONCENTRATIONS AND REGIONAL ECONOMY

         The economy of the market area served by the Company is characterized by petroleum and natural gas production and sales of related supplies and services, petrochemical operations, light and medium manufacturing operations, agribusiness, and tourism. The agricultural businesses are highly diversified, including beef and dairy cattle, poultry, cotton, and a variety of grain crops. Also, through the acquisition of the Bryan Bank in 1993 and Cattlemen's in 1995, the Company expanded into areas positively affected by a major educational centers. In general, real estate values, as well as real estate development and sales activities, tend to reflect a region's economic environment. The Texas real estate environment continues to show improvement. Management believes that the loans in the real estate portfolio are generally adequately supported by market prices or other credit factors. The Company has no foreign loans, and, therefore, is not directly affected by current international developments.

         Real estate loans totaling $314.0 million comprised approximately 43.9% of the loan portfolio at December 31, 1995, of which 2.1% was nonperforming. At December 31, 1994, real estate loans totaled $263.7 million comprising 43.8% of the loan portfolio, of which 3.1% was nonperforming. The majority of the Company's real estate loans are secured by property located in the nonmetropolitan areas in which the Company operates. The Company's real estate loan portfolio is comprised of interim construction, residential, commercial building, farm acreage, vacant lot, and land development loans. Permanent residential loans make up approximately 44% of the total real estate loans.

         Consumer loans totaled $211.6 million at December 31, 1995 (approximately 29.6% of the loan portfolio), 0.3% of which were nonperforming. These consumer loans include approximately $106.6 million in loans originated through automobile dealers. At December 31, 1994, consumer loans totaled $175.9 million (approximately 29.2% of the loan portfolio), 0.5% of which were nonperforming.

         Agricultural loans, exclusive of loans secured by farm acreage which are categorized by the Company as real estate loans, totaled $40.4 million at December 31, 1995, or approximately 5.7% of the Company's loan portfolio, of which 0.5% were nonperforming. At December 31, 1994, agricultural loans totaled $38.1 million comprising approximately 6.3% of the Company's loan portfolio, of which 0.5% were nonperforming. Risks in this area revolve around price fluctuations and possible crop failures brought on by severe weather.

         The Company's energy loans, included in the commercial and industrial loan category, were approximately $1.5 million at December 31, 1995, or 0.2% of the loan portfolio of which all were performing. At December 31, 1994, energy loans totaled $1.7 million comprising approximately .3% of the loan portfolio, of which 2.3% were nonperforming. The majority of the Company's energy loan portfolio are loans to energy service companies as opposed to loans secured by oil and gas reserves.

INVESTMENT SECURITIES

         The book and market values of investment securities held by the Company as of the dates indicated are summarized as follows (in thousands):

                                                                             December 31,
                                                         ----------------------------------------------------
                                                            1995                   1994                 1993
                                                         ---------               --------             --------
Book Value:
    Held to Maturity:
      U. S. Government and
        Government Agency . . . . . . . . . . . . . .     $576,204               $634,621             $703,951
      State and Political
      Subdivisions  . . . . . . . . . . . . . . . . .       65,528                 36,037                4,978
      Investment Grade Corporate Bonds  . . . . . . .       26,551                 91,004              114,196
      Mortgage-Backed Securities  . . . . . . . . . .        3,301                  4,959                9,343
      Other (1) . . . . . . . . . . . . . . . . . . .          -0-                    -0-                  -0-
    Available for Sale:
      U.S. Government and Govt. Agency  . . . . . . .      118,454                110,440               82,522
      State and Political Subdivisions  . . . . . . .        3,685                  4,737                  -0-
      Investment Grade Corporate Bonds  . . . . . . .       30,406                    -0-                  -0-
      Other (1) . . . . . . . . . . . . . . . . . . .          568                  6,300                6,836
                                                          --------               --------             --------
         Total  . . . . . . . . . . . . . . . . . . .     $824,697               $888,098             $921,826
                                                          ========               ========             ========
Market Value: . . . . . . . . . . . . . . . . . . . .     $828,284               $869,387             $932,947
                                                          ========               ========             ========

_____________________

(1)  Includes Federal Reserve Stock, other bonds, and corporate stocks.

         The investment portfolio, which is the largest segment of the Company's earning asset base (48%), is being managed to minimize interest rate risk, maintain sufficient liquidity and maximize return. Investment securities held to maturity are purchased with the intent and ability of the Company to hold them to maturity as evidenced by the strong capital position of the Company and short maturity of the portfolio. The Company's financial planning anticipates income streams based on normal maturity and reinvestment. The short duration of the portfolio provides adequate liquidity through normal maturities. Investment securities available for sale are purchased with the intent to provide liquidity and to increase returns. The Company does not engage in trading in either the investment securities held to maturity or investment securities available for sale categories.

         Held to maturity securities with unrealized gains at December 31, 1995, constituted 64.2% of the portfolio, securities with unrealized losses constituted 35.1% of the portfolio with the remaining portfolio consisting of securities with no unrealized gains or losses. At December 31, 1994, securities with unrealized gains constituted 13.8% of the portfolio, securities with unrealized losses constituted 86.1% of the portfolio, and the remaining portfolio consisted of securities with no unrealized gains or losses. At December 31, 1995, available for sale securities had an aggregate unrealized holding loss of $431 thousand. The unrealized holding losses, net of tax, of $279 thousand are recorded in stockholders equity. At December 31, 1994, available for sale securities had an aggregate unrealized holding loss of $3.0 million. The unrealized holding losses, net of tax, of $2.0 million are recorded in stockholders' equity. See Note 4 to the Financial Statements.

         The average maturity of the portfolio was 1.70 years at December 31, 1995, compared to 1.73 years at December 31, 1994. These average maturities take into consideration both expected prepayments and cash flows. The relative short duration of the portfolio improves the liquidity of the Company and minimizes the interest rate risk associated with a longer maturity portfolio. All of the securities are investment grade or better with over 84% of the portfolio being U.S. Government or Government Agency obligations.

         The following table shows as of December 31, 1995, the distribution and yields of the Company's investment securities. These values represent contractual maturities, but actual repayments and yields are dependent upon monthly cash flows and prepayments. The yields have been calculated using weighted average amortized cost and are not presented on a fully taxable equivalent basis (dollars in thousands).

                                          US Govt.    State &     Investment     Mortgage-
                                          & Govt.    Political    Grade Corp.     Backed
                                          Agency    Subdivision      Bonds      Securities   Other        Total
                                          -------   -----------   -----------   ----------  -------     --------
Due Within One Year
   Market Value   . . . . . . . . . .     $210,951    $ 1,833      $25,944       $  -0-     $   568     $239,296
   Book Value:
     Held to Maturity   . . . . . . .      177,696      1,825          -0-          -0-         -0-      179,521
     Available for Sale   . . . . . .       32,651        -0-       25,944          -0-         568       59,163
   Yield  . . . . . . . . . . . . . .         5.66%      6.47%        5.81%         0.00%      5.00%        5.68%
Due After One But Within Five Years .
   Market Value   . . . . . . . . . .     $283,215    $35,747      $31,089       $  -0-     $   -0-     $350,051
   Book Value:
     Held to Maturity   . . . . . . .      208,990     35,012       26,551          -0-         -0-      270,553
     Available for Sale   . . . . . .       72,534        310        4,462          -0-         -0-       77,306
   Yield  . . . . . . . . . . . . . .         5.85%      7.06%        5.64%         0.00%      0.00%        5.95%
Due After Five But Within Ten Years
   Market Value   . . . . . . . . . .     $ 22,015    $30,455      $   -0-       $  -0-     $    -0-    $ 52,470
   Book Value:
     Held to Maturity   . . . . . . .       20,665     28,497          -0-          -0-          -0-      49,162
     Available for Sale   . . . . . .        1,570      1,714          -0-          -0-          -0-       3,284
   Yield  . . . . . . . . . . . . . .         6.05%      7.15%        0.00%         0.00%      0.00%        6.68%
Due After Ten Years
   Market Value   . . . . . . . . . .     $181,412    $ 1,853      $   -0-       $  3,202   $    -0-    $186,467
   Book Value:
     Held to Maturity   . . . . . . .      168,853        194          -0-          3,301        -0-     172,348
     Available for Sale   . . . . . .       11,699      1,661          -0-            -0-        -0-      13,360
   Yield  . . . . . . . . . . . . . .         6.92%      8.70%        0.00%         6.62%      0.00%        6.93%

ACQUISITIONS

         On June 30, 1995, United Bancshares, Inc., parent company of Rosenberg Bank & Trust, merged with and into the Company. The merger was consummated through the exchange of 306,383 shares of the Company's common stock for all of the outstanding shares of common stock of United. This transaction increased consolidated assets by approximately $65 million and increased consolidated deposits by approximately $61 million. The acquisition was accounted for as a pooling-of-interests. The Company's prior period consolidated financial statements have been restated to include the accounts of United. All intercompany accounts have been eliminated.

         On August 25, 1995, the Company acquired Cattlemen's Financial Services, Inc. The transaction was accounted for as a purchase. The Company acquired approximately $100 million in assets and assumed $93 million in liabilities, paying a premium of $6.7 million over the book value of the net assets. The principal subsidiary of Cattlemen's Financial Services, Inc., is Cattlemen's State Bank. Cattlemen's State Bank has two branches and a mortgage production office, all of which are located in Austin, Texas.

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

OVERVIEW OF OPERATIONS

         For the year ended December 31, 1994, the Company reported earnings of $17.0 million compared to $19.1 million for the year ended December 31, 1993, a decrease of 11.4%. Primary earnings per share were $2.05 for 1994 compared to $2.32 for 1993. Excluding the recognition of two nonrecurring items in 1993, core earnings for the year ended 1994 increased $1.1 million or 6.8% compared to 1993. The nonrecurring items in 1993 included the recognition of a $4.8 million benefit recorded as a result of the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and a $2.8 million ($1.8 million after-tax) restructuring charge. The primary factors contributing to the 1994 core earnings were an increase in net interest income resulting from improved asset quality, loan growth, and the growth of noninterest income mainly as a result of the acquisition of a $365 million trust portfolio.

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

         The Company continues to be well-capitalized. At December 31, 1994, the Company's ratio of total capital-to-risk-weighted-assets was 18.58% and its leverage ratio was 8.7%, both of which significantly exceed the minimum regulatory requirements.

NET INTEREST INCOME

         Net interest income and net interest spread is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. For analytical purposes, net interest income for 1994 and 1993 is adjusted to a "fully taxable equivalent" basis to recognize the income tax savings on tax-exempt items. Net interest income increased to $66.6 million in 1994, an increase of 2.8% from the $64.7 million reported in 1993.

         Interest income foregone on nonperforming loans declined to $82 thousand in 1994 as compared to $359 thousand in 1993.

         As the table presented on page 19 illustrates, the interest rate margin increased 10 basis points to 4.16% in 1994 from 4.06% in 1993.

         The table presented on page 20 analyzes the changes attributable to the rate and volume components of net interest income.

Changes Due to Volume

         The increase in net interest income due to the change in average volume is attributable primarily to the growth in loan volume from 30.9% of average interest-earning assets at December 31, 1993, to 36.3% at December 31, 1994. This increase was partially offset by the decrease in the average volume of total investments and federal funds sold and short-term investments.
Average interest-bearing transaction accounts, typically the lowest cost of the interest-bearing liability category, increased from 48.3% of average interest-bearing liabilities at December 31, 1993, to 51.8% at December 31, 1994. Overall, average interest-earning assets grew 0.3% from December 31, 1993, to December 31, 1994, while average interest-bearing liabilities decreased 1.2% for the same period. Average noninterest-bearing liabilities and stockholders' equity, by comparison, grew 4.7% from December 31, 1993, to December 31, 1994.

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

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $15 thousand in 1994 as compared to $155 thousand in 1993. This decrease was due to decreases in nonperforming loans and net charge-offs.

          During 1994, the Company recorded net recoveries of $35 thousand, up from net charge-offs of $562 thousand in 1993. The ratio of net recoveries to average loans, net of unearned discount, for 1994 was .01%, up from .11% in net charge-offs to average loans net of unearned discount in 1993. Reflecting improved loan portfolio quality, the allowance for loan losses at December 31, 1994, was 1.7% of loans, net of unearned discount, compared to 1.8% at December 31, 1993. The allowance as a percent of nonperforming loans was 98.4% at December 31, 1994, as compared to 76.3% a year earlier.

NONINTEREST INCOME

         Noninterest income totaled $27.5 million in 1994, up $0.5 million or 1.7% from December 31, 1993. The following table presents a comparative analysis of the major components of noninterest income (in thousands):

                                                                                  December 31,
                                                                  ------------------------------------------
                                                                                                    Increase
                                                                    1994              1993         (Decrease)
                                                                  -------           -------        ----------
Service Charges and Other Fees  . . . . . . . . . . . . . . .     $15,393           $14,694           $  699
Trust Services Income . . . . . . . . . . . . . . . . . . . .       5,556             4,230            1,326
Data Processing Income  . . . . . . . . . . . . . . . . . . .       3,201             3,196                5
Securities Gains (Losses) . . . . . . . . . . . . . . . . . .        (796)              103             (899)
Other Operating Income
   Investment Product Income  . . . . . . . . . . . . . . . .       1,395             1,615             (220)
   Safe Deposit Income  . . . . . . . . . . . . . . . . . . .         589               523               66
   Mortgage Banking Income  . . . . . . . . . . . . . . . . .         619               703              (84)
   All Other Operating Income   . . . . . . . . . . . . . . .       1,566             1,999             (433)
                                                                  -------           -------           -------

   Total Noninterest Income   . . . . . . . . . . . . . . . .     $27,523           $27,063           $  460
                                                                  =======           =======           =======


         Service charges and other fees increased 4.8% in 1994 resulting mainly from a full year's effect on income from the acquisitions of the Richmond Branch on October 8, 1993, and the Bryan Bank on February 28, 1993. These acquisitions, therefore, only affected the income for three months and ten months, respectively, during 1993.

         Trust services income increased 31.3% during 1994 as the assets under management increased $338.5 million to $1.0 billion. This increase can be attributed to the acquisition of the former Corpus Christi Trust which added approximately $365 million in trust assets during the third quarter of 1994 and $1.0 million in trust fees during 1994. Also contributing to the increase was the timing of the acquisition of the Bryan Bank as mentioned above.

         Securities losses totaled $796 thousand during 1994 as compared to gains of $103 thousand in 1993 due mainly to losses of $446 thousand on dispositions of two equity investments held by the Company's SBA licensed subsidiary. Also contributing to the losses were sales of securities held as available for sale in order to improve total return.

         Other operating income, which includes investment product income, safe deposit income, and mortgage banking income, decreased 8.4% in the aggregate during 1994. The decrease in investment product income was attributable to decreases in total commissions from a lower level of sales of fixed income securities and mutual funds due to the softness in the bond and equity markets offset partially by increased income from annuity sales to customers. Mortgage banking income decreased due to the decreased refinancings resulting from increases in interest rates. These decreases were partially offset by increased safe deposit income as a result of the timing of 1993 acquisitions.

NONINTEREST EXPENSE

         Total noninterest expense decreased $1.7 million or 2.4% to $68.4 million in 1994 from $70.0 million in 1993. This decrease resulted primarily from the 1993 restructuring charge offset partially by a full year's effect in 1994 of expenses from the 1993 acquisition of the Bryan Bank and Richmond Branch and the 1994 acquisition of the Corpus Christi Trust. The 1993 restructuring charge consisted of $2.6 million in retirement and other employee benefits and $0.2 million in salaries and wages. This restructure resulted in excess of $2.0 million of expense growth savings in 1994. The following table presents a comparative analysis of the major components of noninterest expense (in thousands):

                                                                                  December 31,
                                                                  -----------------------------------------
                                                                                                    Increase
                                                                    1994              1993         (Decrease)
                                                                  -------           -------        ----------
Salaries and Wages  . . . . . . . . . . . . . . . . . . . . . .   $26,536           $25,646         $   890
Retirement and Other Employee Benefits  . . . . . . . . . . . .     7,394            10,689          (3,295)
Net Occupancy Expense . . . . . . . . . . . . . . . . . . . . .     7,197             6,889             308
Equipment Rental, Depreciation, and Maintenance . . . . . . . .     5,072             4,769             303
FDIC Insurance  . . . . . . . . . . . . . . . . . . . . . . . .     3,335             3,142             193
Other Operating Expenses
   Taxes Other Than Income  . . . . . . . . . . . . . . . . . .       344               390             (46)
   Marketing Expense  . . . . . . . . . . . . . . . . . . . . .     1,550             1,402             148
   Operating Supplies   . . . . . . . . . . . . . . . . . . . .     2,260             2,186              74
   Communication Expense  . . . . . . . . . . . . . . . . . . .     1,189             1,132              57
   Postage Expense  . . . . . . . . . . . . . . . . . . . . . .     1,193             1,123              70
   Outside Service Expense  . . . . . . . . . . . . . . . . . .     5,683             6,277            (594)
   Amortization of Intangible Assets  . . . . . . . . . . . . .     1,702             1,225             477
   All Other  . . . . . . . . . . . . . . . . . . . . . . . . .     4,919             5,177            (258)
                                                                  -------           -------         --------

     Total Noninterest Expense  . . . . . . . . . . . . . . . .   $68,374           $70,047         $(1,673)
                                                                  =======           =======         ========

         The previously mentioned restructuring resulted in expense growth savings in salaries and wages in 1994. These savings, however, were offset due to staffing increases related to the timing of the 1993 acquisitions, the 1994 acquisition, and normal merit increases.

         Retirement and other employee benefits decreased 30.8% during 1994 primarily as a result of the nonrecurring restructuring charge in 1993 for expenses relating to an early retirement program and decreased employee health care expense as a result of an overfunding of the health care plan at year-end 1993.

         Net occupancy expense increased 4.5% during 1994 primarily as a result of the timing of the 1993 acquisitions and the 1994 acquisition.

         Equipment rental, depreciation, and maintenance expense increased 6.4% during 1994 resulting primarily from an increase in equipment rental expenses due to upgrades and increased capacity by the data processing subsidiary to accommodate the growth from acquisitions. The timing of the 1993 acquisitions and the 1994 acquisition also contributed to this increase.

         FDIC insurance expense increased $193 thousand or 6.1% during 1994 due to increased deposits obtained in the 1993 acquisitions.

         Taxes other than income decreased 11.8% during 1994 as a result of decreases in ad valorem taxes on premises and personal property due to a refund for prior year taxes and a reduction of current year taxes, both resulting from a correction of the appraised tax values on various bank assets.

         Marketing, operating supplies, communication, and postage expenses all increase during 1994 as a result of the timing of acquisitions.

         Outside service expense decreased 9.5% during 1994 primarily due to the 1993 expenses incurred as a result of the conversions relating to the 1993 acquisitions.

         Amortization of intangible assets increased 38.9% primarily as a result of the 1994 acquisition of the Corpus Christi Trust and the full year's effect of the 1993 acquisitions.

         All other noninterest expense decreased 5.0% due primarily to a reduction in expenses related to other loan related assets as a result of a decrease in the level of foreclosed property.

INCOME TAXES

         For the year ended December 31, 1994, the Company's provision for federal income taxes was $8.8 million compared to $7.2 million for the year ended December 31, 1993. On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," resulting in the Company recording a deferred tax asset of $4.8 million at the beginning of 1993. After recognition of these deferred tax assets, the Company returned to a statutory tax rate.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING METHOD

         During 1993, the Company recognized $4.8 million as the cumulative effect of change in accounting method as the result of the adoption of Financial Accounting Standards No. 109 discussed earlier.

CAPITAL MANAGEMENT

         At December 31, 1994, the Company's ratios of "Tier 1" and total capital to risk-weighted assets were approximately 17.45% and 18.58%, respectively. Both ratios significantly exceed regulatory minimums.

         The following table summarizes the Company's Tier 1 and Total Capital (dollars in thousands):

                                                                                      December 31, 1994
                                                                               -----------------------------
                                                                                Amount                 Ratio
                                                                               --------                ------

Tier 1 Capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $154,643                17.45%
Tier 1 Capital Minimum Requirement  . . . . . . . . . . . . . . . . . . . .      35,453                 4.00
                                                                               --------                ------

Excess Tier 1 Capital . . . . . . . . . . . . . . . . . . . . . . . . . . .    $119,190                13.45%
                                                                               ========                ======

Total Capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $164,667                18.58%
Total Capital Minimum Requirement . . . . . . . . . . . . . . . . . . . . .      70,907                 8.00
                                                                               --------                ------

Excess Total Capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 93,760                10.58%
                                                                               ========                ======

Risk Adjusted Assets,
  Net of Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $886,335
                                                                               ========


         The Company's leverage ratio at December 31, 1994, was 8.7%, which also significantly exceeds the regulatory minimum. The Company's ratios substantially exceed levels required under the well-capitalized category.

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

         An integral part of the Company's liquidity management is the funding of the banking subsidiary. The banking subsidiary derives its source of fundings predominately from deposits within its marketing area. The customer base for deposits is diversified between correspondent banks, individuals, partnerships and corporations, and public entities. This diversification helps the Company avoid dependence on large concentrations of funds. The Company does not, as a matter of policy, place certificates of deposit through brokers. The Company's percentage of time certificates of deposit over $100,000 to time deposits decreased to 19.8% in 1994 from 18.8% in 1993. These decreases were the result of customers moving funds into more liquid interest-bearing demand deposit accounts or other forms of investments.

         The table below sets forth the maturity distribution of certificates of deposit of $100,000 or more issued by the Bank (in thousands):

                                                                                        December 31,
                                                                               -----------------------------
Remaining Maturity                                                               1994                 1993
                                                                               --------             --------
Maturing in 3 Months or Less  . . . . . . . . . . . . . . . . . . . . . . .    $ 41,272             $ 42,162
Maturing in Over 3 Through 6 Months . . . . . . . . . . . . . . . . . . . .      20,535               21,340
Maturing in Over 6 Through 12 Months  . . . . . . . . . . . . . . . . . . .      23,641               18,792
Maturing in Over 12 Months  . . . . . . . . . . . . . . . . . . . . . . . .      14,739               10,988
                                                                               --------             --------

   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $100,187             $ 93,282
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

         The Parent Company, as of December 31, 1994, has $12.4 million in short-term and medium-term government securities which can be used to provide liquid resources as well as currently unanticipated capital needs of its subsidiaries.

        Dividends from subsidiaries are dependent on future earnings. The amount of retained earnings available to the Parent Company from subsidiaries for payment of dividends without prior regulatory approval was approximately $68,706,000 at December 31, 1994. The Parent Company received $5.5 million in dividends in 1994 from subsidiaries. Cash dividends of $4.1 million and $2.9 million were paid by the Parent Company to holders of common stock during 1994 and 1993, respectively. The Company has paid dividends for eleven consecutive quarters. During the first quarter of 1994, the Company declared a dividend of $.13 per share representing a 30% increase.

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

                                                                                                      Over One
                                                       Rate Sensitive Within                          Year and
                                       ---------------------------------------------------------       Nonrate
                                       30-Day       90-Day     180-Day     One Year       Total       Sensitive      Total
                                       -------      -------    -------     --------     --------      ---------   ----------
Earning Assets:
  Loans, Net of Unearned
    Discount  . . . . . . . . . . .    $245,790    $ 34,334   $ 41,415     $ 62,396      $383,935     $214,141    $  598,076
  Investment Securities . . . . . .     117,711      64,784     58,010      122,110       362,615      525,483       888,098
  Federal Funds Sold and Other
    Short-Term Investments  . . . .     121,087         -0-        -0-          -0-       121,087          -0-       121,087
  Other Earning Assets  . . . . . .         545         -0-        -0-          -0-           545          -0-           545
                                       --------    --------   --------     --------      --------     --------    ----------
      Total Earning Assets  . . . .     485,133      99,118     99,425      184,506       868,182      739,624     1,607,806

Interest-Bearing Liabilities:
  Interest-Bearing Transactional
    Accounts  . . . . . . . . . . .     329,787         -0-        -0-          -0-       329,787      314,250       644,037
  Time Deposits . . . . . . . . . .      75,623      95,790    112,189      114,551       398,153      108,724       506,877
  Fed Funds Purchased and Other
    Short-Term Borrowings . . . . .      96,666          26         39           81        96,812          -0-        96,812
  Long-Term Debt  . . . . . . . . .         -0-         -0-        -0-          -0-           -0-        1,720         1,720
                                       --------    --------   --------     --------      --------     --------    ----------
    Total Interest-Bearing
      Liabilities                       502,076      95,816    112,228      114,632       824,752     424,694      1,249,446
                                       --------    --------   --------     --------      --------     --------    ----------
Interest Sensitivity Gap  . . . . .    $(16,943)   $  3,302   $(12,803)    $ 69,874      $ 43,430
                                       ========    ========   ========     ========      ========
Cumulative Interest Sensitivity Gap    $(16,943)   $(13,641)  $(26,444)    $ 43,430
                                       ========    ========   ========     ========
Ratio of Earning Assets to
  Interest-Bearing Liabilities  . .      96.63%     103.45%     88.59%      160.96%       105.27%
                                       ========    ========   ========     ========      ========


         The Company had a negative interest rate sensitivity gap position in the 30-day period of $16.9 million. The cumulative rate sensitive gap position at one year was a positive $43.4 million, which indicates that the Company may benefit from rising interest rates; conversely falling interest rates may have a negative impact upon the Company.

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

LOAN PORTFOLIO

         The Company's loans are widely diversified by borrower and industry group. The summary presented on page 29 presents information on the composition of the loan portfolio.

         Maturities in the Company's loan portfolio at December 31, 1994, are summarized below (in thousands):

                                                                              Due           Due
                                                                Due in     After One       After
                                                               One Year     Through        Five
                                                               or Less     Five Years      Years        Total
                                                               --------    ----------     -------     --------

Loans Secured Primarily by Real Estate:
  Construction and Land Development   . . . . . . . . . . .    $ 17,756      $    210     $    599    $ 18,565
  Other Real Estate Loans   . . . . . . . . . . . . . . . .      38,977        95,440      108,786     243,203
Agricultural  . . . . . . . . . . . . . . . . . . . . . . .      32,513         6,699           82      39,294
Commercial and Industrial Loans . . . . . . . . . . . . . .      69,023        45,837        8,144     123,004
Consumer Loans  . . . . . . . . . . . . . . . . . . . . . .      77,275        95,554        1,262     174,091
Loans to Financial Institutions and all Other Loans . . . .       1,136         1,025          510       2,671
                                                               --------      --------     --------    --------
  Total   . . . . . . . . . . . . . . . . . . . . . . . . .    $236,680      $244,765     $119,383    $600,828
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

                                                                                             December 31, 1994
                                                                                             -----------------

Loans Having Predetermined Interest Rates . . . . . . . . . . . . . . . . . . . . . . . . . .      $208,497
Loans Having Floating or Adjustable Interest Rates  . . . . . . . . . . . . . . . . . . . . .       155,651
                                                                                                   --------

   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $364,148
                                                                                                   ========

NONPERFORMING ASSETS

         The Company's nonperforming assets consist of nonaccrual loans and troubled debt restructurings, other real estate, other assets which have been repossessed or acquired through workout situations, and loans foreclosed in-substance.

         Total nonperforming assets, which include nonperforming loans and other nonperforming assets, totaled $11.7 million or 2.0% of total loans and other nonperforming assets at December 31, 1994, as compared with $18.9 million or 3.3% of total loans and other nonperforming assets at December 31, 1993. Total nonperforming assets represented 0.6% and 1.0% of the total assets at December 31, 1994 and December 31, 1993, respectively. The total amount of loans past due 90 days or more and still accruing, totaled $427 thousand at December 31, 1994, compared to $472 thousand at December 31, 1993.

LOAN CONCENTRATIONS

         Real estate loans totaling $263.7 million comprised approximately 43.8% of the loan portfolio at December 31, 1994, of which 3.1% was nonperforming. At December 31, 1993, real estate loans totaled $246.4 million comprising 43.4% of the loan portfolio, of which 4.4% was nonperforming. The majority of the Company's real estate loans are secured by property located in the nonmetropolitan areas in which the Company operates. The Company's real estate loan portfolio is comprised of interim construction, residential, commercial building, farm acreage, vacant lot, and land development loans. Permanent residential loans make up approximately 40% of the total real estate loans.

         Consumer loans totaled $175.9 million at December 31, 1994 (approximately 29.2% of the loan portfolio), .5% of which were nonperforming. These consumer loans include approximately $84.5 million in loans originated through automobile dealers. At December 31, 1993, consumer loans totaled $167.1 million (approximately 29.4% of the loan portfolio), 0.6% of which were nonperforming. Student loans were $2.7 million and loans originated through automobile dealers were approximately $72.1 million of this category in 1993.

         Agricultural loans, exclusive of loans secured by farm acreage which are categorized by the Company as real estate loans, totaled $38.1 million at December 31, 1994, or approximately 6.3% of the Company's loan portfolio, of which 0.5% were nonperforming. At December 31, 1993, agricultural loans totaled $35.5 million comprising approximately 6.3% of the Company's loan portfolio, of which 1.6% were nonperforming. Risks in this area revolve around price fluctuations and possible crop failures brought on by severe weather.

         The Company's energy loans, included in the commercial and industrial loan category, were approximately $1.7 million at December 31, 1994, or .3% of the loan portfolio, of which 2.3% were nonperforming. At December 31, 1993, energy loans totaled $1.6 million comprising approximately 0.3% of the loan portfolio, of which all were performing. The majority of the Company's energy loan portfolio are loans to energy service companies as opposed to loans on oil and gas reserves.

INVESTMENT SECURITIES

         Securities with unrealized gains at December 31, 1994, constituted 13.8% of the portfolio, unrealized losses constituted 86.1% of the portfolio with the remaining portfolio consisting of securities with no unrealized gains or losses. The unrealized holding losses, net of tax, of $1.5 million are recorded in stockholders' equity. At December 31, 1993, unrealized gains constituted 62.5% of the portfolio, unrealized losses constituted

21.1% of the portfolio, and the remaining portfolio consisted of securities with no unrealized gains or losses.

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

        The following table shows as of December 31, 1995, the distribution and yields of the Company's investment securities. These values represent contractual maturities, but actual repayments and yields are dependent upon monthly cash flows and prepayments. The yields have been calculated using weighted average amortized cost and are not presented on a fully taxable equivalent basis (dollars in thousands).

                                          US Govt.    State &     Investment     Mortgage-
                                          & Govt.    Political    Grade Corp.     Backed
                                          Agency    Subdivision      Bonds      Securities   Other     Total
                                          -------   -----------   -----------   ----------  -------  --------
Due Within One Year
   Market Value   . . . . . . . . . .     $190,945    $ 7,278      $30,602       $  -0-     $ 6,300  $235,125
   Book Value:
     Held to Maturity   . . . . . . .      163,296      7,284       30,791          -0-         -0-   201,371
     Available for Sale   . . . . . .       29,036        -0-          -0-          -0-       6,300    35,336
   Yield  . . . . . . . . . . . . . .         4.87%      7.92%        4.80%         0.00%      4.18%     4.92%
Due After One But Within Five Years
   Market Value   . . . . . . . . . .     $408,745    $ 9,691      $50,211       $ 1,610    $   -0-  $470,257
   Book Value:
     Held to Maturity   . . . . . . .      347,326      9,551       51,175         1,633        -0-   409,685
     Available for Sale   . . . . . .       72,161        302          -0-           -0-        -0-    72,463
   Yield  . . . . . . . . . . . . . .         5.48%      7.66%        5.49%         0.00%      0.00%     5.52%
Due After Five But Within Ten Years
   Market Value   . . . . . . . . . .     $ 22,724    $20,863      $ 8,836       $ 4,265    $    -0- $ 56,688
   Book Value:
     Held to Maturity   . . . . . . .       23,535     19,008        9,038         4,528         -0-   56,109
     Available for Sale   . . . . . .          -0-      2,554          -0-           -0-         -0-    2,554
   Yield  . . . . . . . . . . . . . .         6.00%      7.36%        5.56%         0.00%      0.00%     6.46%
Due After Ten Years
   Market Value   . . . . . . . . . .     $ 88,611    $ 2,056      $   -0-       $16,451    $    -0- $107,118
   Book Value:
     Held to Maturity   . . . . . . .       91,862        194          -0-         7,400         -0-   99,456
     Available for Sale   . . . . . .          -0-      1,881          -0-         9,243         -0-   11,124
   Yield  . . . . . . . . . . . . . .         6.59%      6.25%        0.00%         7.05%      0.00%     6.61%


                                     ITEM 8
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                    PART IV

(a)      1.     Financial Statements

REPORT OF MANAGEMENT

         The Management of Victoria Bankshares, Inc. is responsible for the preparation, integrity, and objectivity of the consolidated financial statements of the Company. The financial statements and notes have been prepared by the Company in accordance with generally accepted accounting principles and, in the judgment of Management, present fairly and consistently the Company's financial position and results of operations. The financial information contained elsewhere in this annual report is consistent with that in the financial statements. The financial statements and other financial information in this annual report include amounts that are based on Management's best estimates and judgments and give due consideration to materiality.

         The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with Management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles.

         The Internal Audit Division of the Company reviews, evaluates, monitors, and makes recommendations on both administrative and accounting controls, which acts as an integral, but independent, part of the system of internal controls.

         The Company's independent accountants were engaged to perform an audit of the consolidated financial statements. This audit provides an objective outside review of Management's responsibility to report operating results and financial condition. Working with the Company's internal auditors, they review and make tests as appropriate of the data included in the financial statements.

         The Board of Directors discharges its responsibility for the Company's financial statements through its Audit Committee, which is composed solely of outside directors. The Audit Committee meets periodically with the independent accountants, internal auditors, and Management. Both the independent accountants and internal auditors have direct access to the Audit Committee to discuss the scope and results of their work, the adequacy of internal accounting controls, and the quality of financial reporting.





Charles R. Hrdlicka                                     Gregory Sprawka
Chairman of the Board                                   Chief Financial Officer

REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS


To the Stockholders
and the Board of Directors
of Victoria Bankshares, Inc.

         We have audited the accompanying consolidated balance sheets of Victoria Bankshares, Inc. (a Texas corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Victoria Bankshares, Inc., and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

         As discussed in Note 1 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109.


Houston, Texas                                             Arthur Andersen LLP
January 22, 1996

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------
VICTORIA BANKSHARES, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)(NOTE 1)
------------------------------------------------------------------------------

                                                                                                     December 31,
                                                                                           -----------------------------
                                                                                              1995              1994
                                                                                           -----------       ----------
 ASSETS
 Cash and Due from Banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  141,086        $  118,713
 Interest-Bearing Deposits with Banks  . . . . . . . . . . . . . . . . . . . . . . . .            150               379
 Investment Securities Held to Maturity (Note 4) . . . . . . . . . . . . . . . . . . .        671,584           766,621
 Investment Securities Available for Sale (Note 4) . . . . . . . . . . . . . . . . . .        153,113           121,477
                                                                                           -----------       -----------
      Total Investment Securities (Market Value of $828,284
        in 1995 and $869,188 in 1994)  . . . . . . . . . . . . . . . . . . . . . . . .        824,697           888,098
 Trading Accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -0-               166
 Federal Funds Sold and Other Short-Term
   Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        188,710           121,087
 Loans (Notes 3 and 5):
   Total Loans, Net of Unearned Discount . . . . . . . . . . . . . . . . . . . . . . .        713,645           598,076
   Allowance for Loan Losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (10,577)          (10,024)
                                                                                           -----------       -----------
      Net Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        703,068           588,052
 Premises and Equipment, Net (Notes 3 and 6) . . . . . . . . . . . . . . . . . . . . .         45,892            44,259
 Other Real Estate, Net (Note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,644             2,973
 Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         57,747            50,683
                                                                                           ------------       ----------
      Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,962,994        $1,814,410
                                                                                           ===========       ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits (Note 8):
   Demand  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  398,586        $  375,829
   Interest-Bearing Transactional Accounts . . . . . . . . . . . . . . . . . . . . . .        640,022           644,037
   Time  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        623,225           506,877
                                                                                           -----------       -----------
      Total Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,661,833         1,526,743
 Federal Funds Purchased (Note 9)  . . . . . . . . . . . . . . . . . . . . . . . . . .         76,375            82,700
 Short-Term Borrowings (Note 9)  . . . . . . . . . . . . . . . . . . . . . . . . . .           17,806            14,112
 Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,671             9,905
 Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -0-             1,720
                                                                                           -----------       -----------
      Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,772,685         1,635,180
                                                                                           -----------       -----------

 Commitments and Contingencies (Note 12)
 Stockholders' Equity (Notes 3 and 10):
   Preferred Stock--$1.00 Par Value, 1,000 Shares
      Authorized; None Outstanding; $7.50 Par Value,
      Authorized 1,000,000 Shares; Issued and
      Outstanding 69,256 at December 31, 1994  . . . . . . . . . . . . . . . . . . . .            -0-               519
   Common Stock--$1.00 Par Value, Authorized 35,000,000
      Shares; Issued and Outstanding 8,314,143 Shares
      in 1995 and 8,269,060 Shares in 1994 . . . . . . . . . . . . . . . . . . . . . .          8,314             8,269
   Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        108,926           108,160
   Unrealized Holding Losses, Net of Tax (Note 4)  . . . . . . . . . . . . . . . . . .           (279)           (1,964)
   Retained Earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         73,348            64,246
                                                                                           -----------       -----------
      Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . .        190,309           179,230
                                                                                           -----------       -----------
      Total Liabilities and Stockholders' Equity . . . . . . . . . . . . . . . . . . .     $1,962,994        $1,814,410
                                                                                           ===========       ===========

________________________________________________________________________________

The Accompanying Notes to Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------
VICTORIA BANKSHARES, INC. AND SUBSIDIARIES
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)(NOTE 1)
-------------------------------------------------------------------------------

                                                                                   Year Ended December 31,
                                                                        -----------------------------------------
                                                                          1995            1994             1993
                                                                        --------        --------        ---------
 INTEREST INCOME
 Interest and Fees on Loans  . . . . . . . . . . . . . . . . . . . .    $ 60,734        $ 52,829        $ 42,749
 Interest on Securities Held to Maturity . . . . . . . . . . . . . .      43,555          41,171          52,173
 Interest on Securities Available for Sale . . . . . . . . . . . . .       4,537           4,439             -0-
 Interest on Trading Accounts  . . . . . . . . . . . . . . . . . . .          10              57              67
 Interest on Federal Funds Sold and
   Other Short-Term Investments  . . . . . . . . . . . . . . . . . .      10,005           6,526           6,795
                                                                        ---------       ---------       ---------
      Total Interest Income  . . . . . . . . . . . . . . . . . . . .     118,841         105,022         101,784
                                                                        ---------       ---------       ---------
 INTEREST EXPENSE
 Interest on Interest-Bearing Transactional
   Accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,891          15,536          14,065
 Interest on Time Deposits (Note 8)  . . . . . . . . . . . . . . . .      30,442          18,667          19,144
 Interest on Federal Funds Purchased
   and Short-Term Borrowings (Note 9)  . . . . . . . . . . . . . . .       5,024           4,183           3,752
 Interest on Long-Term Debt  . . . . . . . . . . . . . . . . . . . .          47              66              93
                                                                        ---------       ---------       ---------
      Total Interest Expense . . . . . . . . . . . . . . . . . . . .      51,404          38,452          37,054
                                                                        ---------       ---------       ---------
 NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . . .      67,437          66,570          64,730
   Provision for Loan Losses (Note 5)  . . . . . . . . . . . . . . .         165              15             155
                                                                        ---------       ---------       ---------
 NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES . . . . . . . . . . . . . . . . . . . . . . . . .      67,272          66,555          64,575
                                                                        ---------       ---------       ---------
 NONINTEREST INCOME
 Service Charges and Other Fees  . . . . . . . . . . . . . . . . . .      16,202          15,393          14,694
 Trust Services Income . . . . . . . . . . . . . . . . . . . . . . .       6,908           5,556           4,230
 Data Processing Income  . . . . . . . . . . . . . . . . . . . . . .       2,745           3,201           3,196
 Securities Gains (Losses) . . . . . . . . . . . . . . . . . . . . .          57            (796)            103
 Other Operating Income  . . . . . . . . . . . . . . . . . . . . . .       3,717           4,169           4,840
                                                                        ---------       ---------       ---------
      Total Noninterest Income . . . . . . . . . . . . . . . . . . .      29,629          27,523          27,063
                                                                        ---------       ---------       ---------
 NONINTEREST EXPENSE
 Salaries and Wages  . . . . . . . . . . . . . . . . . . . . . . . .      28,526          26,536          25,646
 Retirement and Other Employee
   Benefits (Note 13)  . . . . . . . . . . . . . . . . . . . . . . .       8,827           7,394          10,689
 Net Occupancy Expense . . . . . . . . . . . . . . . . . . . . . . .       7,407           7,197           6,889
 Equipment Rental, Depreciation and Maintenance  . . . . . . . . . .       5,286           5,072           4,769
 FDIC Insurance  . . . . . . . . . . . . . . . . . . . . . . . . . .       1,749           3,335           3,142
 Other Operating Expense . . . . . . . . . . . . . . . . . . . . . .      22,413          18,840          18,912
                                                                        ---------       ---------       ---------
      Total Noninterest Expense  . . . . . . . . . . . . . . . . . .      74,208          68,374          70,047
                                                                        ---------       ---------       ---------
 INCOME BEFORE INCOME TAXES AND ITEMS BELOW  . . . . . . . . . . . .      22,693          25,704          21,591
   Federal Income Tax Provision (Note 11)  . . . . . . . . . . . . .       7,551           8,752           7,231
                                                                        ---------       ---------       ---------
 INCOME BEFORE ITEMS BELOW . . . . . . . . . . . . . . . . . . . . .      15,142          16,952          14,360
   Cumulative Effect of Change in
     Accounting Method (Note 11) . . . . . . . . . . . . . . . . . .         -0-             -0-           4,774
                                                                        ---------       ---------       ---------
 NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 15,142        $ 16,952        $ 19,134
                                                                        =========       =========       =========
 PER SHARE (Note 10):
 Income Before Cumulative Effect of Change
   in Accounting Method  . . . . . . . . . . . . . . . . . . . . . .    $   1.83        $   2.05        $   1.85
                                                                        ========       =========       =========
 Cumulative Effect of Change in Accounting
   Method  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   0.00        $   0.00        $   0.62
                                                                        =========       =========       =========
 Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   1.83        $   2.05        $   2.47
                                                                        =========       =========       =========
 Cash Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . .    $   0.73        $   0.52        $   0.40
                                                                        =========       =========       =========

________________________________________________________________________________

The Accompanying Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
VICTORIA BANKSHARES, INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)(NOTE 1)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Unrealized
                                                                                                   Holding                  Total
                                           Preferred Stock        Common Stock                      Gains                   Stock-
                                           ----------------    -------------------                 (Losses)    Retained    holders'
                                           Shares    Amount     Shares     Amount      Surplus    Net of Tax   Earnings     Equity
                                           ------    ------    ---------   -------     -------    ----------   --------    -------
BALANCE AT DECEMBER 31, 1992
  as previously reported  . . . . . . . .      -0-    $ -0-    7,080,621   $70,806     $ 26,287    $   -0-      $32,570    $129,663
Acquisition in 1995 Accounted for
  as a Pooling-of-Interests (Note 15) . .   69,256      519      306,383       306          173                   2,682       3,680
                                           -------    -----    ---------   -------     --------    -------      -------    --------
BALANCE AT DECEMBER 31, 1992
  as restated . . . . . . . . . . . . . .   69,256      519    7,387,004    71,112       26,460        -0-       35,252     133,343
Cash Dividend (Note 10) . . . . . . . . .                                                                        (2,939)     (2,939)
Issuance of Common Stock  . . . . . . . .                        835,000     8,350        9,745                              18,095
Mark-to-Market of Available
  for Sale Securities, Net  . . . . . . .                                                              224                      224
Net Income  . . . . . . . . . . . . . . .                                                                        19,134      19,134
                                           -------    -----    ---------   -------     --------    -------      -------    --------
BALANCE AT DECEMBER 31, 1993  . . . . . .   69,256      519    8,222,004    79,462       36,205        224       51,447     167,857
Cash Dividend (Note 10) . . . . . . . . .                                                                        (4,153)     (4,153)
Mark-to-Market of Available
  for Sale Securities, Net  . . . . . . .                                                            (2,188)                 (2,188)
Exercise of Stock Options . . . . . . . .                         46,891        469         293                                 762
Change in Par Value . . . . . . . . . . .                                   (71,662)     71,662                                   0
Net Income  . . . . . . . . . . . . . . .                                                                        16,952      16,952
                                           -------    -----    ---------    -------    --------    --------     -------    --------
BALANCE AT DECEMBER 31, 1994  . . . . . .   69,256      519    8,268,895      8,269     108,160     (1,964)      64,246     179,230
Cash Dividend (Note 10) . . . . . . . . .                                                                        (6,040)     (6,040)
Redemption of Preferred Stock . . . . . .  (69,256)    (519)                                                                   (519)
Mark-to-Market of Available
  for Sale Securities, Net  . . . . . . .                                                            1,685                    1,685
Exercise of Stock Options . . . . . . . .                         45,248         45         766                                 811
Net Income  . . . . . . . . . . . . . . .                                                                        15,142      15,142
                                           -------    -----    ---------    -------    --------    -------      -------    --------
BALANCE AT DECEMBER 31, 1995  . . . . . .      -0-    $ -0-    8,314,143    $ 8,314    $108,926    $  (279)     $73,348    $190,309
                                           =======    =====    =========    =======    ========    =======      =======    ========
-----------------------------------------------------------------------------------------------------------------------------------

The Accompanying Notes to Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
VICTORIA BANKSHARES, INC. AND SUBSIDIARIES
(IN THOUSANDS)(NOTE 1)
-------------------------------------------------------------------------------

                                                                             December 31,
                                                              -----------------------------------------
                                                                1995            1994             1993
                                                              --------        --------        ---------
 OPERATING ACTIVITIES
 Net Income  . . . . . . . . . . . . . . . . . . . . . . .    $ 15,142        $ 16,952        $ 19,134
     Adjustments to Reconcile Net Income
        to Net Cash Provided by
        Operating Activities:
        Provision for Loan Losses  . . . . . . . . . . . .         165              15             155
        Depreciation, Amortization and Accretion . . . . .       8,678          10,452           8,955
        Realized Securities (Gains) Losses . . . . . . . .         (57)            796            (103)
        Decrease (Increase) in Trading
          Account Securities   . . . . . . . . . . . . . .         166           1,060            (802)
        Origination of Available for Sale Loans  . . . . .     (34,079)        (34,166)        (35,137)
        Proceeds from Sale of Available for Sale Loans . .      30,492          36,168          33,706
        Decrease (Increase) in Accrued Receivables . . . .       1,273            (103)          1,628
        Increase (Decrease) in Accrued Payables  . . . . .       2,767             790          (3,134)
                                                              ---------       ---------       ---------
 Net Cash Provided by Operating Activities . . . . . . . .      24,547          31,964          24,402
 INVESTING ACTIVITIES
 Proceeds from Maturities of Investment Securities - Held
     to Maturity . . . . . . . . . . . . . . . . . . . . .     272,572         261,364         369,400
 Proceeds from Maturities of
     Investment Securities - Available for Sale  . . . . .      33,885           4,833             -0-
 Proceeds from Sales of Investment Securities - Available
     for Sale  . . . . . . . . . . . . . . . . . . . . . .     113,394          48,867          15,540
 Purchase of Investment Securities -
     Held to Maturity  . . . . . . . . . . . . . . . . . .    (270,675)       (212,293)       (467,631)
 Purchase of Investment Securities -
     Available for Sale  . . . . . . . . . . . . . . . . .     (55,514)        (79,722)            -0-
 Cash Acquired from Acquisitions (Note 15) . . . . . . . .       4,521             341          12,675
 Payments for Acquisitions . . . . . . . . . . . . . . . .     (13,100)         (9,091)        (17,250)
 Net Decrease (Increase) in Federal Funds Sold . . . . . .     (64,123)         11,562         231,522
 Net Decrease in Other Short-Term Investments  . . . . . .       2,025           1,158           6,115
 Net Increase in Loans . . . . . . . . . . . . . . . . . .     (51,069)        (41,780)        (52,934)
 Proceeds from Sales of Premises and Equipment . . . . . .         670             658             109
 Purchases of Premises and Equipment . . . . . . . . . . .      (4,424)         (5,890)        (13,195)
                                                              ---------       ---------       ---------
 Net Cash Provided (Used)
     by Investing Activities . . . . . . . . . . . . . . .     (31,838)        (19,993)         84,351
 FINANCING ACTIVITIES
 Net Increase (Decrease) in Transactional Accounts . . . .     (39,188)        (27,601)         13,759
 Net Increase (Decrease) in Time Deposits  . . . . . . . .      82,251          10,221         (93,313)
 Net Decrease in Federal Funds Purchased . . . . . . . . .      (6,325)        (24,075)         (4,874)
 Net Increase in Short-Term Borrowings . . . . . . . . . .         165             859           3,149
 Proceeds from Long-Term Debt  . . . . . . . . . . . . . .         -0-           1,970             -0-
 Payments and Retirements of Long-Term Debt  . . . . . . .      (1,720)            (77)         (4,000)
 Cash Dividends (Note 10)  . . . . . . . . . . . . . . . .      (6,040)         (4,153)         (2,939)
 Redemption of Preferred Stock . . . . . . . . . . . . . .        (519)            -0-             -0-
 Net Proceeds from Issuance of Common Stock  . . . . . . .         811             762          18,095
                                                              ---------       ---------       ---------
 Net Cash Provided (Used) by Financing Activities  . . . .      29,435         (42,094)        (70,123)
 Increase (Decrease) in Cash and
     Cash Equivalents  . . . . . . . . . . . . . . . . . .      22,144         (30,123)         38,630
     Cash and Cash Equivalents at Beginning of Year:
        Cash and Due from Banks  . . . . . . . . . . . . .     118,713         148,869         110,486
        Interest-Bearing Deposits with Banks . . . . . . .         379             346              99
                                                              ---------       ---------       ---------
             Total . . . . . . . . . . . . . . . . . . . .     119,092         149,215         110,585
                                                              ---------       ---------       ---------
     Cash and Cash Equivalents at End of Year:
        Cash and Due from Banks  . . . . . . . . . . . . .     141,086         118,713         148,869
         Interest-Bearing Deposits with Banks  . . . . . .         150             379             346
                                                              ---------       ---------       ---------
             Total . . . . . . . . . . . . . . . . . . . .    $141,236        $119,092        $149,215
                                                              =========       =========       =========
 SUPPLEMENTARY INFORMATION TO STATEMENTS OF CASH FLOWS
     Interest Expense Payments . . . . . . . . . . . . . .    $ 47,906        $ 37,533        $ 37,334
                                                              =========       =========       =========
     Federal Income Tax Payments . . . . . . . . . . . . .    $  7,240        $  6,903        $  5,117
                                                              =========       =========       =========

------------------------------------------------------------------------------------------------------

The Accompanying Notes to Financial Statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
VICTORIA BANKSHARES, INC. AND SUBSIDIARIES

NOTE 1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of Victoria Bankshares, Inc. and its subsidiaries (the Company) conform to generally accepted accounting principles; the more significant of these policies are described below.

         Principles of Consolidation--

         The consolidated financial statements include the accounts of Victoria Bankshares, Inc., its subsidiary bank, and nonbanking subsidiaries consolidated in accordance with generally accepted accounting principles. All major items of income and expense are recorded on the accrual basis of accounting and all significant intercompany accounts and transactions have been eliminated.

         In 1995, the Company recorded an acquisition accounted for as a pooling-of-interests. See Note 15. Acquisitions. All information in prior period consolidated financial statements has been restated to include this event.

         Nature of Operations--

         The Company operates 42 branch offices in 33 communities and 22 counties in south central Texas. The Company derives its sources of funds predominantly from deposits within its market area. The Company offers a full range of banking services including checking and savings accounts, business loans, personal loans, residential mortgage loans, other consumer oriented financial services, safe deposit, and night depository facilities.

         Investment Securities--

         On December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under the Statement, securities are classified in one of three categories:

         -- Held to Maturity

         These securities are stated at cost adjusted for amortization of premium and accretion of discount on a level yield basis. Temporary changes in the market value of these investment securities are not recognized since it is Management's intention and the Company has the ability to hold these securities to maturity.

         -- Available for Sale

         These securities are stated at market value. Unrealized gains and losses created by changes in the market values of these securities are recognized as an adjustment to stockholders' equity, net of tax. The specific historical cost method is used in determining realized gains and losses from the sale of securities.

         -- Trading Accounts

         Trading account assets are carried at market value. Realized and unrealized gains and losses on trading account assets are recognized currently in other operating income.

         Provision for Loan Losses--

         A provision for loan losses is included in expense based upon Management's evaluation of the loan portfolio under existing economic conditions. The provision for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

         Premises and Equipment--

         Banking premises and equipment are stated at cost, less accumulated depreciation, computed on a straight-line basis over the estimated useful lives of the related assets, ranging from one to forty years. Upon the sale or retirement of banking premises and equipment, the cost and accumulated depreciation applicable thereto are removed from the accounts and the resulting profit or loss is reflected in income. Repairs, maintenance, and minor improvements are charged to operations as incurred.

         Goodwill and Acquired Intangible Assets--

         Assets and liabilities related to business combinations accounted for as purchase transactions are recorded at their respective fair values.
Acquired intangible assets include core deposit and trust relationships. The excess of purchase price over such fair values (goodwill and acquired intangible assets) totaling $39,332,000 less accumulated amortization of $7,196,000 at December 31, 1995, and $30,927,000 less accumulated amortization of $4,809,000 at December 31, 1994, is included in other assets. The core deposit intangibles acquired from Cattlemen's Financial Services, Inc. ("Cattlemen's") is being amortized using the sum-of-the-years' digit method over eight years. Goodwill and other acquired intangible assets are being amortized using the straight-line method over periods which range from 15 to 20 years. The amortization expense of goodwill and identifiable intangibles was $2.4 million for 1995, $1.7 million for 1994, and $1.2 million for

1993. As of the end of each accounting period, the Company employs both quantitative and qualitative factors including current profitability, current economic conditions, and projected profitability in assessing the recoverability of goodwill.

         Income Taxes--

         The Company files a consolidated federal income tax return using the accrual basis of accounting. On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." As a result of this adoption, the Company recorded a deferred tax asset of $4.8 million in January 1993. Deferred taxes are provided for temporary differences in income and expense items that are recognized differently for tax purposes than for financial reporting purposes.

         Nonperforming Loans--

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

         Other Real Estate--

         Real estate acquired in settlement of loans is carried at the lower of fair value minus estimated costs to sell or cost. This determination is made on an individual asset basis. A valuation allowance is used to record deficiencies between cost and fair values minus estimated selling costs. Increases or decreases in the valuation allowance are charged to expense. As mentioned above, the Company adopted SFAS 114 as amended by SFAS 118 effective January 1, 1995. As a result, loans classified as "in-substance foreclosure" were reclassified to nonperforming loans at that time.

         Statements of Cash Flows--

         For purposes of the statements of cash flows, the Company defines cash and due from banks and interest-bearing deposits with banks as cash and cash equivalents. Investment securities classified as held to maturity sold within 90 days of the stated maturity have been treated as in-substance maturities. Also treated as in-substance maturities are the investment securities in which the Company has collected at least 85% of the principal outstanding at acquisition due either to prepayments on debt security or to scheduled payments on a debt security payable in installments over its term.

         Reclassifications--

         Certain reclassifications have been made to previously reported amounts to make them consistent with current reporting.

         Use of Estimates--

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - PARENT COMPANY FINANCIAL STATEMENTS

         Condensed financial information for Victoria Bankshares, Inc. (Parent Company only) was as follows:

CONDENSED BALANCE SHEETS (IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                       December 31,
                                                                             --------------------------------
                                                                               1995                    1994
                                                                             --------               ---------
ASSETS
Cash and Time Deposits with Subsidiary  . . . . . . . . . . . . . . . .      $  2,719                $     98
Investment in Subsidiaries, at Equity
   in Net Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .       168,549                 157,162
Investment Securities Held to Maturity  . . . . . . . . . . . . . . . .         7,004                   7,013
Investment Securities Available for Sale  . . . . . . . . . . . . . . .         8,694                  10,176
Other Short-Term Investments  . . . . . . . . . . . . . . . . . . . . .           179                   2,367
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,769                   3,779
                                                                             --------                --------

   Total Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . .      $191,914                $180,595
                                                                             ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  1,605                $  1,365
                                                                             --------                --------

   Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .         1,605                   1,365
                                                                             --------                --------

Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . . .       190,309                 179,230
                                                                             --------                --------

   Total Liabilities and Stockholders' Equity   . . . . . . . . . . . .      $191,914                $180,595
                                                                             ========                ========

CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                           Year Ended
                                                                           December 31,
                                                           -----------------------------------------------
                                                              1995               1994                1993
                                                           --------          ---------           ---------
INCOME
Dividends Received from Subsidiary  . . . . . . . . . .    $ 19,998           $  5,608            $  4,191
Other Dividends and Interest  . . . . . . . . . . . . .       1,200                991                 709
Other Operating Income  . . . . . . . . . . . . . . . .         195                155                   8
                                                           --------           --------            --------

    Total Income  . . . . . . . . . . . . . . . . . . .      21,393              6,754               4,908
                                                           --------           --------            --------
EXPENSE
Interest on Long-Term Debt  . . . . . . . . . . . . . .          28                -0-                 293
Salaries and Employee Benefits  . . . . . . . . . . . .         491                408                 366
Other       . . . . . . . . . . . . . . . . . . . . . .       1,122                739                 699
                                                           --------           --------            --------

    Total Expense   . . . . . . . . . . . . . . . . . .       1,641              1,147               1,358
                                                           --------           --------            --------

Income Before Items Below . . . . . . . . . . . . . . .      19,752              5,607               3,550
Federal Income Tax Provision (Benefit)  . . . . . . . .         (99)                57               1,031
                                                           --------           --------            --------
Income Before Item Below  . . . . . . . . . . . . . . .      19,851              5,550               2,519
Equity in Undistributed Earnings of Subsidiaries  . . .      (4,709)            11,402              16,615
                                                           --------           --------            --------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . .    $ 15,142           $ 16,952            $ 19,134
                                                           ========           ========            ========


CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                                            Year Ended
                                                                            December 31,
                                                            --------------------------------------------
                                                              1995              1994             1993
                                                            --------          --------         ---------
OPERATING ACTIVITIES
Net Income  . . . . . . . . . . . . . . . . . . . . . .     $ 15,142          $ 16,952         $ 19,134
Adjustments to Reconcile
  Net Income to Net Cash Provided by Operating
   Activities:
   Equity in Undistributed
         Earnings of Subsidiaries . . . . . . . . . . .        4,709           (11,402)         (16,615)
   Other Operating Activities   . . . . . . . . . . . .         (374)              359             (151)
                                                            --------          --------         --------
Net Cash Provided
   by Operating Activities  . . . . . . . . . . . . . .       19,477             5,909            2,368

INVESTING ACTIVITIES
Investment in Subsidiaries  . . . . . . . . . . . . . .      (14,681)              -0-              -0-
Purchase of Investment
   Securities Available for Sale  . . . . . . . . . . .       (3,457)          (10,176)             -0-
Proceeds from Maturities
   of Investments Available for Sale  . . . . . . . . .        3,200               -0-              -0-
Proceeds from Sales of Available for Sale Securities  .        2,256               -0-              -0-
Net (Increase) Decrease in
   Other Short-Term Investments   . . . . . . . . . . .        2,188             7,724           (4,542)
                                                            --------          --------         --------
Net Cash Used by Investing Activities . . . . . . . . .      (10,494)           (2,452)          (4,542)

FINANCING ACTIVITIES
Proceeds from Issuance of Short-Term Borrowings . . . .          -0-                25              100
Proceeds from Issuance of Long-Term Borrowings  . . . .           50               -0-              -0-
Payment and Retirements of Short-Term Borrowings  . . .          -0-               (55)            (101)
Payments and Retirements
   of Long-Term Borrowings  . . . . . . . . . . . . . .         (664)              -0-          (13,000)
Cash Dividends  . . . . . . . . . . . . . . . . . . . .       (6,040)           (4,153)          (2,939)
Redemption of Preferred Stock . . . . . . . . . . . . .         (519)              -0-              -0-
Net Proceeds from Issuance
   of Common Stock  . . . . . . . . . . . . . . . . . .          811               762           18,095
                                                            --------          --------         --------

Net Cash Provided (Used)
   by Financing Activities  . . . . . . . . . . . . . .       (6,362)           (3,421)           2,155
Increase (Decrease) in Cash
   and Cash Equivalents   . . . . . . . . . . . . . . .        2,621                36              (19)
   Cash and Cash Equivalents
         at Beginning of Year . . . . . . . . . . . . .           98                62               81
                                                            --------          --------         --------
   Cash and Cash Equivalents
         at End of Year . . . . . . . . . . . . . . . .     $  2,719          $     98         $     62
                                                            ========          ========         ========

SUPPLEMENTARY INFORMATION TO
STATEMENTS OF CASH FLOWS
Interest Expense Payments . . . . . . . . . . . . . . .     $     28          $     37         $    325
                                                            ========          ========         ========

Federal Income Tax Payments . . . . . . . . . . . . . .     $  7,240          $  6,903         $  5,117
                                                            ========          ========         ========


NOTE 3. RELATED PARTY TRANSACTIONS

         Approximately 39% of the Company's outstanding stock was owned and controlled by officers, directors, and principal stockholders of the Company at December 31, 1995.

         It has been, and is, the policy of the bank subsidiary to extend credit to executive officers, directors, principal stockholders and their affiliated entities to meet their business and personal requirements on terms and conditions comparable to other loans of like quality and risk. The aggregate amounts of such loans, including indirect amounts guaranteed by such persons and entities, totaled $6,293,000 and $2,008,000 at December 31, 1995 and 1994, respectively.

         In 1984, Victoria Bank & Trust Company, the principal subsidiary of the Company, leased a twelve-story office building under a net lease, with a lease term of 25 years, from a general partnership. The partners consist of individuals and three trusts related to principal stockholders of the Company. Presently, principal stockholders serve as trustees for the trusts. The lease rates are $2.5 million per annum through 1999 and $3.0 million per annum from 2000 through 2009. A portion of the building is subleased to the principal stockholders of the Company.

NOTE 4. INVESTMENT SECURITIES

         Securities with an approximate par value of $220,116,000 and $162,125,000 at December 31, 1995 and 1994, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

         The amortized cost and market values of the investment securities held to maturity and available for sale, by type, together with unrealized gains and losses, were as follows (in thousands):
------------------------------------------------------------------------------

                                                                       December 31, 1995
                                             ----------------------------------------------------------------
                                             Amortized          Market           Unrealized         Unrealized
                                                Cost            Value              Gains               Losses
                                             ---------         --------          ----------         ----------
Securities Held to Maturity:
   U.S. Government and Government Agency     $576,204          $579,138          $    4,780         $    1,846
   State and Political Subdivisions   . .      65,528            66,204                 754                 78
   Investment Grade Corporate Bonds   . .      26,551            26,627                 149                 73
   Mortgage-Backed Securities   . . . . .       3,301             3,202                 -0-                 99
                                             --------          --------          ----------         ----------
   Total  . . . . . . . . . . . . . . . .    $671,584          $675,171          $    5,683         $    2,096
                                             ========          ========          ==========         ==========
Securities Available for Sale:
   U.S. Government and Government Agency      118,957           118,454               1,003              1,506
   State and Political Subdivisions   . .       3,487             3,685                 198                -0-
   Investment Grade Corporate Bonds   . .      30,429            30,406                  38                 61
   Other  . . . . . . . . . . . . . . . .         671               568                  47                150
                                             --------          --------          ----------         ----------
   Total  . . . . . . . . . . . . . . . .    $153,544          $153,113          $    1,286         $    1,717
                                             ========          ========          ==========         ==========

------------------------------------------------------------------------------------------------------------

                                                                      December 31, 1994
                                             ----------------------------------------------------------------
                                             Amortized          Market           Unrealized         Unrealized
                                                Cost            Value              Gains              Losses
                                             ---------         --------          ----------         ----------
Securities Held to Maturity:
   U.S. Government and Government Agency     $634,621          $618,180          $      809         $   17,250
   State and Political Subdivisions   . .      36,037            35,151                  57                943
   Investment Grade Corporate Bonds   . .      91,004            89,649                  91              1,446
   Mortgage-Backed Securities   . . . . .       4,959             4,731                   1                229
                                             --------          --------          ----------         ----------
   Total  . . . . . . . . . . . . . . . .    $766,621          $747,711          $      958         $   19,868
                                             ========          ========          ==========         ==========
Securities Available for Sale:
   U.S. Government and Government Agency      113,279           110,440                   0              2,839
   State and Political Subdivisions   . .       4,760             4,737                   7                 30
   Other  . . . . . . . . . . . . . . . .       6,436             6,300                  26                162
                                             --------          --------          ----------         ----------
   Total  . . . . . . . . . . . . . . . .    $124,475          $121,477          $       33         $    3,031
                                             ========          ========          ==========         ==========

------------------------------------------------------------------------------------------------------------

         During 1995, the Company had proceeds from sales of investment securities available for sale of $113.4 million. There was $107.0 million in investment securities transferred from the held to maturity category to the available for sale category on December 27, 1995, as allowed by the Financial Accounting Standards Board. Also transferred from the held to maturity category to the available for sale category was approximately $10.4 million of securities acquired in 1995 subsidiary acquisitions. The securities were then subsequently sold because they did not fall within the Company's investment policy guidelines. There were no significant gains or losses recognized on the sale of these securities. The Company recorded gross realized gains of $57 thousand resulting from the disposition of two equity investments by the Company's Small Business Administration ("SBA") licensed subsidiary and the loss on the sales of available for sale U.S. Treasury Notes that were sold in order to improve total return. During 1994, the Company had proceeds from sales of investment securities of $48.9 million, which included gross realized losses of $796 thousand which resulted from the sale of two equity securities held by the SBA licensed subsidiary.

         The following table shows, as of December 31, 1995, the distribution of the Company's investment securities (in thousands):


-------------------------------------------------------------------------------------------------------------

                                                       Due               Due
                                       Due          After One         After Five        Due
                                      Within        But Within        But Within       After
                                     One Year       Five Years        Ten Years      Ten Years          Total
                                     --------       ----------        ----------     ---------        --------
Amortized Cost:
  Securities Held to Maturity . .    $179,522         $270,552        $49,162        $172,348         $671,584
  Securities Available for Sale .      59,616           78,232          3,096          12,600          153,544
                                     --------         --------        -------        --------         --------
   Total  . . . . . . . . . . . .     239,138          348,784         52,258         184,948          825,128
Market Value  . . . . . . . . . .     239,296          350,051         52,470         186,467          828,284

-------------------------------------------------------------------------------------------------------------

         The information provided above is based on contractual maturity. Expected maturities will differ from actual maturities because issuers may have the right to call or prepay obligations without penalty. There was no investment concentration of a single issuer, except the United States Government and its Agencies, that exceeded 10% of equity as of December 31, 1995 and 1994.

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES AND ALLOWANCE FOR
        FORECLOSED ASSETS

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

         At December 31, 1995, the recorded investment in loans that are considered impaired was $6.8 million. Included in this amount were $1.9 million of impaired loans for which the related allowance for loan losses was $0.9 million. Impaired loans of $4.9 million were carried at the lower of cost or fair value and as a result do not have a related allowance for loan losses. The average recorded investment in impaired loans during the twelve months ended December 31, 1995, was approximately $8.4 million.

         At December 31, 1995 and 1994, the Company had $569 thousand and $617 thousand, respectively, of loans that resulted from troubled debt restructurings.

         An analysis of the loans outstanding follows (in thousands):

-------------------------------------------------------------------------------------------------------------
                                                                                       December 31,
                                                                            ---------------------------------
                                                                              1995                     1994
                                                                            --------                 --------
Commercial and Industrial . . . . . . . . . . . . . . . . . . . . . .       $145,984                 $125,437
Consumer  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        211,573                  174,375
Real Estate--Construction . . . . . . . . . . . . . . . . . . . . . .         23,807                   18,630
Real Estate--Mortgage . . . . . . . . . . . . . . . . . . . . . . . .        290,163                  244,592
Agricultural  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         40,409                   36,861
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,429                    2,671
                                                                            --------                 --------
                                                                             715,365                  602,566
Less:  Unearned Discount  . . . . . . . . . . . . . . . . . . . . . .         (1,720)                  (4,490)
        Allowance for Loan Losses   . . . . . . . . . . . . . . . . .        (10,577)                 (10,024)
                                                                            --------                 --------
          Net Loans   . . . . . . . . . . . . . . . . . . . . . . . .       $703,068                 $588,052
                                                                            ========                 ========
-------------------------------------------------------------------------------------------------------------

The Company's loan portfolio concentrations are described in this paragraph. At December 31, 1995, the Company's loans secured primarily by real estate consisted of (i) loans for commercial and residential construction and land development (none of which are located in major Texas metropolitan areas) which constituted 2.8% of the total loan portfolio and (ii) other real estate loans (including loans for 1-4 family, multi-family, and nonfarm/nonresidential properties) which constituted 41.1% of the total loan portfolio. The remaining loan portfolio categories and the percentage of each to the total loan portfolio at December 31, 1995, consisted of the following: loans to oil and gas producers and related service businesses, 0.2%; agricultural loans (other than loans secured by agricultural real property), 5.7%; other commercial and industrial loans, 20.4%; consumer loans, 29.6%; and all other loans (including loans to financial institutions), 0.5%.

         An analysis of the allowance for loan losses follows (in thousands):


-------------------------------------------------------------------------------------------------------------
                                                                              December 31,
                                                          ---------------------------------------------------
                                                               1995               1994                 1993
                                                          ------------          --------             --------
Balance at Beginning of Year  . . . . . . . . . . .       $ 10,024              $  9,974             $ 10,081
Allowance on Purchased Loans  . . . . . . . . . . .            945                   -0-                  300
Provision Charged to Expense  . . . . . . . . . . .            165                    15                  155
Loans Charged Off . . . . . . . . . . . . . . . . .         (1,227)                 (891)              (1,739)
Recoveries  . . . . . . . . . . . . . . . . . . . .            670                   926                1,177
                                                          --------              --------             --------
Balance at End of Year  . . . . . . . . . . . . . .       $ 10,577              $ 10,024             $  9,974
                                                          ========              ========             ========

--------------------------------------------------------------------------------------------------------------

   An analysis of the allowance for foreclosed assets follows (in thousands):

--------------------------------------------------------------------------------------------------------------
                                                                                      December 31,
                                                                         ------------------------------------
                                                                             1995                     1994
                                                                         ------------             -----------

Balance at Beginning of Year  . . . . . . . . . . . . . . . . . . . .    $      119               $      159
Provision Charged to Operating Expense  . . . . . . . . . . . . . . .           265                       20
Losses Charged to Allowance . . . . . . . . . . . . . . . . . . . . .           (84)                     (60)
Recovery  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            38                      -0-
                                                                         -----------              -----------
Balance at End of Year  . . . . . . . . . . . . . . . . . . . . . . .    $      338               $      119
                                                                         ===========              ===========
--------------------------------------------------------------------------------------------------------------

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

         The balance and the effect on interest income of impaired loans for 1995, nonaccrual loans for 1994 and 1993, and restructured loans for all years are shown below. Due to the performing status in accordance with the restated terms of the troubled debt restructurings as of the adoption of SFAS 114, they are not considered impaired and, therefore, are presented separately.


-------------------------------------------------------------------------------------------------------------------
                                                           Year Ended December 31,
                                 ----------------------------------------------------------------------------------
                                         1995                       1994                          1993
                                 -----------------------    --------------------------   --------------------------
                                 Impaired   Restructured    Nonaccrual    Restructured   Nonaccrual    Restructured
                                 ---------  ------------    -----------   ------------   -----------   ------------

Principal Amount at Year-end  . .  $ 6,801       $569         $ 9,145        $617         $12,003          $599
                                   =======       ====         =======        ====         =======          ====

Gross Amount of Interest
  That Would Have Been
  Recorded at Original Rate . . .  $   698       $ 71         $   601        $ 74         $   659          $ 78
Amount of Payments Reflected
  in Income . . . . . . . . . . .      683         55             538          55             321            57
                                   -------       ----         -------        ----         -------          ----
Net Impact on Interest Income . .  $    15       $ 16         $    63        $ 19         $   338          $ 21
                                   =======       ====         =======        ====         =======          ====

-------------------------------------------------------------------------------------------------------------------

NOTE 6. PREMISES AND EQUIPMENT
   Premises and equipment consisted of the following (in thousands):

-----------------------------------------------------------------------------------------------------------
                                                                                  December 31,
                                                                    ---------------------------------------
                                                                       1995                         1994
                                                                    ---------                     ---------
Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  8,006                     $   8,402
Buildings and Improvements  . . . . . . . . . . . . . . . . . .        49,999                        47,749
Equipment and Furniture . . . . . . . . . . . . . . . . . . . .        32,719                        28,861
                                                                     --------                     ---------
                                                                       90,724                        85,012
Less:  Accumulated Depreciation . . . . . . . . . . . . . . . .       (44,832)                      (40,753)
                                                                     --------                     ---------
   Premises and Equipment, Net  . . . . . . . . . . . . . . . .      $ 45,892                     $  44,259
                                                                     ========                     =========

-----------------------------------------------------------------------------------------------------------

NOTE 7. LEASE COMMITMENTS

         In the normal course of business, the Company and its subsidiaries have entered into operating leases for real property and equipment. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The aggregate future minimum lease payments by year, under noncancelable operating leases with initial or remaining terms of one year or more, at December 31, 1995, are as follows (in thousands):

-----------------------------------------------------------------------------------------------------------
                                                            Lease               Sublease
                                                           Payments             Receipts              Net
                                                           --------             --------           --------
1996  . . . . . . . . . . . . . . . . . . . . . . . . .    $  3,280             $    941           $  2,339
1997  . . . . . . . . . . . . . . . . . . . . . . . . .       2,996                  802              2,194
1998  . . . . . . . . . . . . . . . . . . . . . . . . .       2,913                  464              2,449
1999  . . . . . . . . . . . . . . . . . . . . . . . . .       2,732                  -0-              2,732
2000  . . . . . . . . . . . . . . . . . . . . . . . . .       3,103                  -0-              3,103
Later Years . . . . . . . . . . . . . . . . . . . . . .      26,946                  -0-             26,946
                                                           --------             --------           --------
Total Minimum Lease Payments  . . . . . . . . . . . . .    $ 41,970             $  2,207           $ 39,763
                                                           ========             ========           ========

-----------------------------------------------------------------------------------------------------------

         Total net rental expense on operating leases for the years ended December 31, 1995, 1994, and 1993 was $2,369,000, $2,149,000 and $2,000,000,
respectively.  See Note 3.

NOTE 8. TIME DEPOSITS

         Time certificates of deposit of $100,000 and over aggregated $126,064,000 and $99,987,000 at December 31, 1995 and 1994, respectively.
Interest expense on this type of deposit amounted to $2,447,000, $3,535,000, and $3,729,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

NOTE 9. FEDERAL FUNDS PURCHASED AND SHORT-TERM BORROWINGS

         Information with respect to federal funds purchased and short-term borrowings is as follows (in thousands):

-------------------------------------------------------------------------------------------------------------
                                                                                December 31,
                                                              -----------------------------------------------
                                                                1995                1994               1993
                                                              --------            --------           --------

Balance at End of Period:
  Federal Funds Purchased . . . . . . . . . . . . . . . .     $ 76,375            $ 82,700           $106,775
  Securities Sold Under Agreements to Repurchase  . . . .       17,806              13,339             12,435
  Other Short-Term Borrowings . . . . . . . . . . . . . .          -0-                 773                644
                                                              --------            --------           --------
    Total . . . . . . . . . . . . . . . . . . . . . . . .     $ 94,181            $ 96,812           $119,854
                                                              ========            ========           ========
Daily Average Amount Outstanding  . . . . . . . . . . . .     $ 87,339            $104,336           $128,552
Highest Month-End Balance . . . . . . . . . . . . . . . .      106,524             119,383            130,337
Weighted Average Interest Rate  . . . . . . . . . . . . .        5.75%               3.99%              2.90%
Weighted Average Interest Rate on Balance
    Outstanding at End of Period  . . . . . . . . . . . .        5.68%               4.59%              2.81%
-------------------------------------------------------------------------------------------------------------

NOTE 10. COMMON STOCK AND RETAINED EARNINGS

         Per share information was computed using the weighted average number of shares of common stock outstanding. The weighted average number of shares was 8,274,085 for the year ended December 31, 1995, 8,244,358 for the year ended December 31, 1994, and 7,730,155 for the year ended December 31, 1993.

         Primary earnings per share were computed using the weighted average number of shares of common stock outstanding. For the stock options (see Note
13), the amount of dilution to be included in earnings per share data is computed using the treasury stock method. The stock options did not have a material dilutive effect on the calculation of earnings per share and were, therefore, not included.

         Preferred stock dividends of $22,000, $44,000, and $43,000 for 1995, 1994, and 1993, respectively, were deducted from net income in computing primary earnings per share.

         The amount of undistributed retained earnings of the Company's subsidiaries was approximately $81,372,000 at December 31, 1995. Dividends paid by the Company's subsidiary bank are subject to restrictions by certain regulatory agencies. The amount of retained earnings available to the Parent Company from subsidiaries for payment of dividends without prior regulatory approval was approximately $72,396,000 at December 31, 1995.

         During 1994, the Company's articles of incorporation were amended to increase the authorized number of shares of capital stock to 36,000,000, consisting of 1,000,000 shares of Preferred Stock and 35,000,000 shares of Common Stock, and to change the par value from $10 per share to $1 per share.

NOTE 11. FEDERAL INCOME TAX

         The provision for Federal income tax was as follows (in thousands):

--------------------------------------------------------------------------------------------------------------
                                                                     Year Ended December 31,
                                                    ----------------------------------------------------------
                                                      1995                     1994                      1993
                                                    --------                 --------                  -------
Current . . . . . . . . . . . . . . . . . . . .     $  6,918                 $  7,791                  $ 4,893
Deferred  . . . . . . . . . . . . . . . . . . .          633                      961                    2,338
                                                    --------                 --------                  -------
    Total Tax Provision . . . . . . . . . . . .     $  7,551                 $  8,752                  $ 7,231
                                                    ========                 ========                  =======
--------------------------------------------------------------------------------------------------------------

         The significant temporary differences between tax and financial reporting include allowances for loan losses, provisions/write-downs of foreclosed property, accelerated depreciation and the core deposit intangible gross-up.

         The amounts were different from the amounts computed by applying the
U. S. Federal income tax statutory rate for the reasons noted below (in thousands):

--------------------------------------------------------------------------------------------------------------
                                                                   Year Ended December 31,
                                                   -----------------------------------------------------------
                                                         1995                 1994                 1993
                                                   ----------------    -----------------     -----------------
                                                    Amount       %      Amount        %       Amount        %
                                                   -------     ----    -------      ----     -------      ----
Tax Provision Computed
  at the Statutory Rate . . . . . . . . . . . .    $  7,943      35%   $  8,997      35%     $ 7,552      35%
Increase (Decrease) In Provision
  Resulting from:
   Tax Exempt Interest  . . . . . . . . . . . .        (754)     (3%)      (429)     (2%)       (201)     (1%)
   Other  . . . . . . . . . . . . . . . . . . .         362       1%        184       1%        (120)      0%
                                                   --------   ------   --------   ------     --------  ------
     Total Tax Expense  . . . . . . . . . . . .    $  7,551      33%   $  8,752      34%     $ 7,231      34%
                                                   ========   ======   ========   ======     =======   ======
--------------------------------------------------------------------------------------------------------------

         The components of and changes in the net deferred tax asset (liability) were as follows (in thousands):

--------------------------------------------------------------------------------------------------------------
                                                              January 1,                          December 31,
                                                                 1995              Activity           1995
                                                             ------------         ---------       ------------
Net Tax Depreciation In Excess of Book  . . . . . . . . .     $(1,914)            $    91           $(1,823)
Discount Accretion  . . . . . . . . . . . . . . . . . . .         (10)                  6                (4)
Other Real Estate Provisions In Excess
   of Realized Losses   . . . . . . . . . . . . . . . . .         529                 (20)              509
Provision for Loan Losses In Excess of
   Net Charge-offs  . . . . . . . . . . . . . . . . . . .       3,018                  40             3,058
Other Temporary Differences, Net  . . . . . . . . . . . .          34                (749)             (715)
                                                              -------             -------           -------
Net Deferred Tax Asset  . . . . . . . . . . . . . . . . .       1,657                (632)            1,025
   Valuation Allowance  . . . . . . . . . . . . . . . . .           0                   0                 0
   Core Deposit Intangible Gross-Up   . . . . . . . . . .           0              (1,734)           (1,734)
                                                              -------             -------           -------
Total Net Deferred Tax Asset (Liability)  . . . . . . . .     $ 1,657             $(2,366)          $  (709)
                                                              =======             =======           =======
--------------------------------------------------------------------------------------------------------------

NOTE 12. COMMITMENTS AND CONTINGENCIES

          In the normal course of the subsidiaries' business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the accompanying financial statements. These instruments involve elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets, but are limited to their notional amounts. At December 31, 1995, the Company had outstanding standby letters of credit of $4,247,000 and commitments to extend credit were $171,917,000, of which $67,750,000 included commitments to correspondent banks for federal fund lines. The credit risks involved in these instruments are similar to those involved in extending loan facilities to customers. The Company uses the same credit policies in making commitments and conditional obligations as it does for normal balance sheet instruments. The Company also has a contingent liability with respect to the remaining balance of $5.9 million in student loans that the Company sold with recourse in 1993. The Company has provided for possible credit risk in these transactions in its allowance for loan losses and does not anticipate losses in excess of such allowance as a result of these transactions.

          The Company is involved in various legal actions that are in various stages of litigation and investigation by the Company and its legal counsel. Some of these actions allege various "lender liability" claims on a variety of theories and claim substantial actual and punitive damages. After reviewing all actions pending or threatened involving the Company, Management believes that, while the resolution of any matter may have an impact on the financial results of the period in which the matter is settled, the ultimate resolution of these matters will not have a material adverse effect upon the business or consolidated financial position of the Company. However, many of these matters are in various stages of proceedings and further developments could cause Management to revise their assessment of these matters.

NOTE 13. EMPLOYEE BENEFITS

          The Company participates in a pension plan covering substantially all employees with one or more years of service. The benefits are based on years of service and the employee's compensation during the last five years of employment. The Company's funding policy is to contribute annually an amount to maintain the current minimum funding standard or higher. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. In 1992, the Company amended its pension plan to provide a fixed supplemental pension benefit payment to current retirees and future retirees in lieu of providing company-paid retiree health coverage. The formula provides a payment in addition to normal pension payments based on years of service and not on level of compensation. Benefits paid will have no relationship to the current or future costs of health insurance. Total pension cost was approximately $839,000, $623,000, and $808,000, respectively, for the years ended December 31, 1995, 1994, and 1993.

          The following table sets forth the plan's funded status and amounts recognized in the Company's financial statements at December 31, 1995 and 1994 (in thousands):

-------------------------------------------------------------------------------------------------------------
                                                                                          December 31,
                                                                                  ---------------------------
                                                                                    1995               1994
                                                                                  --------           --------

Actuarial Present Value of Accumulated Plan Benefit
  Obligation, Including Vested Benefits of $22,445 and
  $19,911 in December 1995 and 1994, Respectively . . . . . . . . . . . . . .     $24,700            $21,935
                                                                                  =======            =======
Projected Benefit Obligation for Service Rendered to Date . . . . . . . . . .     $27,172            $23,789
Plan Assets at Fair Value, Primarily Listed Stocks
  and U. S. Treasury Securities . . . . . . . . . . . . . . . . . . . . . . .      27,723             22,428
                                                                                  -------            -------
Plan Assets Over (Under) the Projected Benefit Obligation . . . . . . . . . .         551             (1,361)
Unrecognized Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,600              2,148
Unrecognized Prior Service Cost to be Recognized Over
  Approximately 15 Years from January 1, 1987 . . . . . . . . . . . . . . . .       1,223              1,325
Unrecognized Net Assets to be Recognized
  Over Approximately 15 Years from January 1, 1987  . . . . . . . . . . . . .        (549)              (636)
                                                                                  -------            -------
Prepaid Pension Cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 2,825            $ 1,476
                                                                                  =======            =======
-------------------------------------------------------------------------------------------------------------

          Net periodic pension cost for the years ended December 31, 1995, 1994, and 1993, included the following components (in thousands):


-------------------------------------------------------------------------------------------------------------
                                                                               December 31,
                                                             ------------------------------------------------
                                                               1995                1994                 1993
                                                             --------           ---------           ----------
Service Cost--Benefits Earned During the Period . . . . .    $   931            $   911             $    978
Interest Cost on Projected Benefit Obligation . . . . . .      1,820              1,739                1,556
Expected Return on Plan Assets  . . . . . . . . . . . . .     (1,927)            (2,042)              (1,749)
Amortization of Prior Service Cost  . . . . . . . . . . .        102                102                  110
Transition Asset Amortization . . . . . . . . . . . . . .        (87)               (87)                 (87)
                                                             -------            -------             --------
 Net Periodic Pension Cost  . . . . . . . . . . . . . . .    $   839            $   623             $    808
                                                             =======            =======             ========
-------------------------------------------------------------------------------------------------------------

         The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% at December 31, 1995 and 7.50% at December 31, 1994 and 6.75% at December 31, 1993. The rate of increase in future compensation levels was 5.0% at December 31, 1995, December 31, 1994 and December 31, 1993. The expected long-term rate of return on assets was 8.5% at December 31, 1995 and 1994 and 8.0% at December 31, 1993.

         In 1990, the Company and its subsidiaries established a nonqualified supplemental executive retirement plan for certain executive officers to restore pension benefits to a pre-1986 Tax Reform Act level. The cost related to the plan was approximately $200,000 for 1995, $140,000 for 1994, and $49,000 for 1993.

         The Company and its subsidiaries have a contributory, trusteed 401(k) plan and a noncontributory profit-sharing plan covering substantially all employees with one or more years of service. The rate of employer contribution is 25% of the employee contribution up to 5% of eligible salaries, with additional incentive contributions based on earnings of the Company. Contributions to these plans by the Company during the three years ended December 31, 1995, 1994 and 1993 were $1,766,000, $1,868,000, and
$2,050,000, respectively.

         In addition to providing retirement benefits, the Company and its subsidiaries provide access to health care and life insurance benefits for retired employees. Substantially all of the Company's employees may become eligible to purchase health care benefits if they reach normal retirement age while working for the Company; life insurance coverage ceases at the age of 65. Those and similar benefits for active employees are provided through a self-insured fund which has reinsured individual and aggregate stop-loss amounts. Annual premium amounts are based on the claims experience of the plan and costs of reinsurance. The premiums for the three years ended December 31, 1995, 1994 and 1993, were $2,647,000, $1,740,000, and $2,095,000, respectively.

         The Company maintains a 1991 Stock Option Plan, pursuant to which a total of 300,000 shares of the Company's common stock has been reserved for issuance. The option price is 100% of the fair market value of the Company's common stock on the date of grant. The Plan is administered by a Stock Option Committee comprised of nonparticipating outside directors of the Company. The following table shows the history of the plan:

                                                 Number               Price
                                               of Shares            per Share
                                               ---------            ---------
Granted:
   June 18, 1991                                102,839               $10.75
   November 24, 1993                            152,000                26.75
   December 20, 1994                             12,000                22.63
   January 3, 1995                               10,000                22.13
   August 25, 1995                               18,000                27.88
Exercised:
   During 1994                                  (46,891)               10.75
   During 1995                                  (46,255)               10.75
                                                -------
Outstanding:
   December 31, 1995                            201,693
                                                =======

NOTE 14. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH, SHORT-TERM INVESTMENTS, AND SHORT-TERM BORROWINGS

         For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

INVESTMENT SECURITIES HELD TO MATURITY, INVESTMENT SECURITIES AVAILABLE FOR SALE, AND TRADING ACCOUNT ASSETS

         For all types of securities, fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

LOANS

         The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

DEPOSITS

         The fair value of demand deposits and interest-bearing transactional accounts is the carrying amount payable at the reporting date. The fair value of fixed-maturity time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

LONG-TERM DEBT

         The long-term debt of the Company is at a fixed rate. The fair value is estimated by the current redemption value of this debt.

COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT, AND FINANCIAL GUARANTEES WRITTEN

         The fair value of commitments is estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. Included in the commitment to extend credit are $67.8 million and $76.0 million at December 31, 1995 and December 31, 1994, respectively, of variable rate federal fund lines for which no fees are assessed as all are secured by U. S. Treasury securities. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

         The estimated fair values of the Company's financial instruments are as follows (in thousands):

-----------------------------------------------------------------------------------------------------------------
                                                  December 31,                             December 31,
                                                      1995                                     1994
                                          -------------------------               -----------------------------
                                           Carrying          Fair                  Carrying              Fair
                                            Amount          Value                   Amount              Value
                                          ---------       ---------               ---------         -----------
FINANCIAL ASSETS:
  Cash and Short-term Investments       $  329,946        $  329,946              $  240,179        $  240,179
  Trading Accounts  . . . . . . . .            -0-               -0-                     166               166
  Securities Available for Sale   .        153,113           153,113                 121,477           121,477
  Investment Securities   . . . . .        671,584           675,171                 766,621           747,713
  Loans   . . . . . . . . . . . . .        713,645                                   598,076
  Less: Allowance for Loan Losses          (10,577)                                  (10,024)
                                         ----------                               -----------

      Net Loans   . . . . . . . . .        703,068           696,525                 588,052           576,928

FINANCIAL LIABILITIES:
  Deposits  . . . . . . . . . . . .     $1,661,833        $1,664,387              $1,526,743        $1,522,904
  Federal Funds Purchased and
    Short-term Borrowings   . . . .         94,181            94,181                  96,812            96,812
  Long-term Debt  . . . . . . . . .            -0-               -0-                   1,720             1,636

                                         Contract           Asset/                 Contract           Asset/
                                          Amount          (Liabilities)             Amount          (Liabilities)
                                        ----------        -------------           ----------        -------------
UNRECOGNIZED FINANCIAL INSTRUMENTS:
  Commitments to Extend Credit  . .     $  171,917        $     (525)             $  164,374        $     (408)
  Standby Letters of Credit   . . .          4,247               (64)                  3,542               (53)
  Financial Guarantees Written  . .          5,892              (283)                  8,857              (425)

-----------------------------------------------------------------------------------------------------------------

NOTE 15.  ACQUISITIONS

         On June 30, 1995, United Bancshares, Inc. ("United"), parent company of Rosenberg Bank & Trust ("Rosenberg"), merged with and into the Company. The merger was consummated through the exchange of 306,383 shares of the Company's common stock for all of the outstanding shares of common stock of United. This transaction increased consolidated assets by approximately $65 million and increased consolidated deposits by approximately $61 million. The acquisition was accounted for as a pooling-of-interests. The Company's prior period consolidated financial statements have been restated to include the accounts of United. All intercompany accounts have been eliminated.

         On August 25, 1995, the Company acquired Cattlemen's Financial Services, Inc. ("Cattlemen's"). The transaction was accounted for as a purchase. The Company acquired approximately $100 million in assets and assumed $93 million in liabilities, paying a premium of $6.7 million over the book value of the net assets. The principal subsidiary of Cattlemen's Financial Services, Inc., was Cattlemen's State Bank.

NOTE 16. PENDING MERGER

         A special meeting of the shareholders of the Company will be held on April 2, 1996, to consider and vote upon a proposal to approve the Agreement and Plan of Merger dated November 12, 1995, between the Company and Norwest. The Plan of Merger has been approved by the boards of both companies and is pending regulatory approval. Norwest will issue 1.05 shares of Norwest common stock in exchange for each share of the Company's common stock. The exchange will be accounted for by Norwest as a pooling-of-interests.

NOTE 17. SUMMARY OF QUARTERLY FINANCIAL RESULTS (UNAUDITED)

   Consolidated operating results for the Company for each quarter of 1995 and 1994 are summarized as follows (in thousands except per share amounts):

-------------------------------------------------------------------------------------------------------------
                                             First             Second             Third            Fourth
        1995                                Quarter            Quarter           Quarter           Quarter
        ----                               ---------          ---------         ---------         ---------

Interest Income . . . . . . . . . . . .     $27,574            $28,465           $30,126           $32,676
Interest Expense  . . . . . . . . . . .      11,242             12,713            13,297            14,152
                                            --------           --------          --------          --------
Net Interest Income . . . . . . . . . .      16,332             15,752            16,829            18,524
Provision for Loan Losses . . . . . . .          10                  5                50               100
                                            --------           --------          --------          --------
Net Interest Income After
   Provision for Loan Losses  . . . . .      16,322             15,747            16,779            18,424
Noninterest Income  . . . . . . . . . .       7,203              7,422             7,367             7,637
Noninterest Expense . . . . . . . . . .      17,622             18,051            18,152            20,383
                                            --------           --------          --------          --------
Income Before Tax . . . . . . . . . . .       5,903              5,118             5,994             5,678
Federal Income Tax
   Expense    . . . . . . . . . . . . .       1,931              1,720             1,982             1,918
                                            --------           --------          --------          --------
Net Income  . . . . . . . . . . . . . .     $ 3,972            $ 3,398           $ 4,012           $ 3,760
                                            ========           ========          ========          ========
NET INCOME PER SHARE  . . . . . . . . .       $0.48              $0.41             $0.48             $0.46
                                              ======             ======            ======            ======

-------------------------------------------------------------------------------------------------------------
                                             First             Second             Third            Fourth
        1994                                Quarter            Quarter           Quarter           Quarter
---------------------------                 ---------          ---------         ---------         ---------

Interest Income . . . . . . . . . . . .     $25,084            $25,775           $26,695           $27,468
Interest Expense  . . . . . . . . . . .       8,808              9,022             9,885            10,737
                                            --------           --------          --------          --------
Net Interest Income . . . . . . . . . .      16,276             16,753            16,810            16,731
Provision for Loan Losses . . . . . . .         -0-                 15               -0-               -0-
                                            --------           --------          --------          --------
Net Interest Income After
   Provision for Loan Losses  . . . . .      16,276             16,738            16,810            16,731
Noninterest Income  . . . . . . . . . .       6,784              6,575             7,200             6,964
Noninterest Expense . . . . . . . . . .      16,459             17,037            17,419            17,459
                                            --------           --------          --------          --------
Income Before Tax . . . . . . . . . . .       6,601              6,276             6,591             6,236
Federal Income Tax
   Expense  . . . . . . . . . . . . . .       2,339              2,186             2,269             1,958
                                            --------           --------          --------          --------
Net Income  . . . . . . . . . . . . . .     $ 4,262            $ 4,090           $ 4,322           $ 4,278
                                            ========           ========          ========          ========
NET INCOME PER SHARE  . . . . . . . . .       $0.52              $0.49             $0.52             $0.52
                                              ======             ======            ======            ======
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
QUOTATIONS AND CASH DIVIDENDS ON CAPITAL STOCK
(Not covered by Report of Independent Public Accountants)

         The common stock, symbol VICT, of Victoria Bankshares, Inc. is traded in the over-the-counter market and is quoted in the National Market System
(NMS) of NASDAQ, the nationwide network of the National Association of Securities Dealers Automated Quotations System. As of December 31, 1995, there were 2,983 holders of record of common stock.

         The following table shows the range of high and low prices per share of common stock of the Company in the over-the-counter market, as reported by NASDAQ.


                                               First              Second            Third           Fourth
1995                                          Quarter             Quarter          Quarter          Quarter
------------------------------------------------------------------------------------------------------------

High-Low Price  . . . . . . . . . . . .     26 1/2-21 3/4      26 1/2-23 3/4     29 3/4-25 3/4     37-28 3/4
Dividends Per Share . . . . . . . . . .          .25                .16             .16              .16

1994
High-Low Price  . . . . . . . . . . . .     27 3/4-23 3/4      27 1/4-24         29-25 1/4         27-21 3/4
Dividends Per Share . . . . . . . . . .          .13                .13             .13              .13
------------------------------------------------------------------------------------------------------------

                                     ITEM 9
                          CHANGES IN AND DISAGREEMENTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

                                    ITEM 10
                        DIRECTORS AND EXECUTIVE OFFICERS
                               OF THE REGISTRANT

DIRECTORS

        The names of the directors, their present offices with the Company, the principal occupation or employment of each, the year each director first became a director of the Company or of the Bank, if earlier, and the number and percentage of shares of Common Stock of the Company beneficially owned by each director at March 15, 1996, are set forth below. Beneficial ownership of Common Stock is direct and the named director has sole voting and investment power with respect to the shares reflected as owned by him unless otherwise specified.

                                                                                      Number of
                                                                         Year        Shares and
                                Year                 Principal          First        Nature of
 Director and Office            Term                Occupation          Became       Beneficial        Percent
    With Company               Expires     Age     or Employment       Director       Ownership        of Class
---------------------          -------     ---     -------------       --------      -----------       --------

Dennis O'Connor                 1996       89      Oil and Gas;          1929        663,791             7.97%
 Senior Chairman of                                Investments;
 the Board - Emeritus                              Ranching (1)

Tom O'Connor, Jr.               1996       80      Oil and Gas;          1939        964,968            11.59%
 Chairman of the                                   Investments;
 Executive Committee                               Ranching (1)

Charles R. Hrdlicka             1996       57      Chairman of           1986          3,196              *
 Chairman of the                                   Board, President
 Board, President                                  and Chief Execu-
 and Chief Executive                               tive Officer of
 Officer                                           the Company and
                                                   the Bank

Edwin W. Dentler                1997       63      Retired Chief         1981         13,497 (4)          *
                                                   Financial
                                                   Officer of the
                                                   Company;
                                                   Investments

Jack R. Morrison                1997       73      Certified             1972          9,408              *
                                                   Public
                                                   Accountant

Munson Smith                    1997       69      Partner,              1995          1,095              *
                                                   Anderson, Smith
                                                   Null, Stofer &
                                                   Murphree, LLP

D. H. Braman, Jr.               1998       51      Oil and Gas;          1967        613,299 (2)         7.37%
 Vice Chairman                                     Investments;
 of the Board                                      Ranching (1)

R. J. Hewitt                    1998       67      Oil and Gas;          1956        391,601 (3)         4.70%
 Vice Chairman                                     Investments (1)
 of the Board

R. W. Briggs, Jr.               1998       62      Chairman, The         1972        246,320             2.96%
                                                   Fordyce Company

Ralph R. Gilster, III           1998       31      Oil and Gas;          1994        315,031 (5)         3.78%
                                                   Investments (1)

_______________
* Less than 1%.

(1) Messrs. Dennis O'Connor, Tom O'Connor, Jr., Braman, Hewitt and Gilster have various interests in a number of closely held partnerships, joint ventures and corporations engaged in either cattle-raising or oil and gas operations in which the O'Connor-Braman family interests are involved.

(2) Includes 106,949 shares owned by one trust for the benefit of Mr. Braman's child, of which Mr. Braman is trustee and with respect to which he exercises sole voting and investment power. Mr. Braman disclaims beneficial ownership of all such shares.

(3)      Includes (i) 144 shares held by Mr. Hewitt as custodian for Mr. James
         N. Stofer's child, as to which Mr. Hewitt exercises sole voting and investment power, and (ii) 1,456 shares owned by Mr. Hewitt's wife. Mr. Hewitt disclaims beneficial ownership of all such shares.

(4) Includes 290 shares owned by Mr. Dentler's wife, as to which he disclaims beneficial ownership.

(5) Includes 230,327 shares owned by two trusts for the benefit of Mr. Gilster's two sisters, of which Mr. Gilster is co-trustee and with respect to which he exercises shared voting and investment power. Mr. Gilster disclaims beneficial ownership of these shares.

         Each of the above-named directors has been engaged in the principal occupation or employment indicated above for more than the past five years.
All directors have served continuously for more than five years, except for Mr. Gilster, who was elected a director during 1994, and Mr. Smith, who was elected in 1995.

         Dennis O'Connor and Tom O'Connor, Jr. are brothers, Mr. Braman is their nephew, Mr. Hewitt is the son of Dennis O'Connor, and Mr. Gilster is the grandson of Tom O'Connor, Jr.

         The Board of Directors of the Company held four regular meetings and eight special meetings during the last fiscal year. During the last fiscal year each of the incumbent directors of the Company, except for Dennis O'Connor and Tom O'Connor, Jr., attended at least seventy-five percent of the total number of Board meetings and the total number of meetings held by the committees of the Board on which he served.

         The Company has an Audit Committee of the Board of Directors of which Messrs. Morrison (Chairman), Briggs and Hewitt are the members. The functions of the Audit Committee include reviewing the scope and results of the annual audit, annual FDICIA requirements, and making inquiries as to the adequacy of the Company's accounting, financial and operating controls. The Audit Committee met one time during the past fiscal year.

         The Company has a Compensation Committee of the Board of Directors of which Messrs. Hewitt (Chairman), Briggs and Morrison are members. The Committee has the responsibility for reviewing overall compensation of the Company, including employee benefits and stock options. The Committee met three times during 1995.

         The Company has a Nominating Committee of the Board of Directors of which Messrs. Hewitt (Chairman), Briggs and Morrison are members. The Committee met one time during 1995. The Committee is responsible for (i) considering and recommending to the shareholders directors for election as director, (ii) considering and recommending to the Board of Directors persons to fill director vacancies and newly created directorships, (iii) recruiting potential director candidates, (iv) recommending changes to the whole Board of Directors concerning the responsibilities and composition of the Board of Directors and its committees, and (v) reviewing shareholders' suggestions of directors that are submitted in accordance with the Bylaws of the Company.

EXECUTIVE OFFICERS OF THE COMPANY

        The names, ages, and positions of the executive officers of the Company and its subsidiaries are set forth below.

Executive Officer & Position                                         Position with
With Company                                  Age                    Subsidiaries
----------------------------                  ---         ------------------------------------

Charles R. Hrdlicka                           57          Chairman of the Board,  President,
Chairman of the Board,                                    Chief Executive Officer, and
President, Chief Executive                                Director of the Bank; Director of
Officer and Director                                      Victoria Securities Corporation;
                                                          Director of Central Computers, Inc.;
                                                          Director of Victoria Capital
                                                          Corporation; and Director and
                                                          President of Victoria Financial
                                                          Services, Inc.

Malcolm L. Duke                               51          Executive Vice President of the
Executive Vice President                                  Bank; Chairman of the Board,
Operations Administration                                 Chief Executive Officer and
                                                          Director of Central Computers, Inc.

John H. Freeman, III                          42          Executive Vice President of the Bank;
Executive Vice President -                                Director of Victoria Securities
General Banking Group                                     Corporation; Director of Central
                                                          Computers, Inc.

David H. Jones                                58          Executive Vice President and
Executive Vice President -                                Executive Trust Officer of the Bank;
Trust and Investment Services                             Senior Vice President and Director
                                                          of Victoria Capital Corporation;
                                                          President, Chief Executive Officer
                                                          and Director of Victoria Securities
                                                          Corporation


Executive Officer & Position                                      Position with
With Company                                  Age                 Subsidiaries
----------------------------                  ---         ------------------------------------

J. Dugan Smith                                36          Executive Vice President of the
Executive Vice President -                                Bank; Senior Vice President and
Credit Administration                                     Director of Victoria Capital
                                                          Corporation; Vice President and
                                                          Director of Victoria Financial
                                                          Services, Inc.; Director of Transact
                                                          Financial Corporation

Gregory Sprawka                               45          Executive Vice President and
Executive Vice President, Chief                           Chief Financial Officer of the
Financial Officer, and                                    Bank; Chairman of the Board,
Secretary-Treasurer                                       President and Director of Transact
                                                          Financial Corporation;
                                                          Treasurer and Director of
                                                          Victoria Capital Corporation;
                                                          Secretary-Treasurer and Director
                                                          of Victoria Securities Corporation;
                                                          Chief Financial Officer, Secretary-
                                                          Treasurer, and Director of
                                                          Central Computers; and
                                                          Secretary-Treasurer and
                                                          Director of Victoria Financial
                                                          Services, Inc.

Frank J Warrington                            52          Senior Vice President - Audit
Senior Vice President -                                   Administration of the Bank
Audit Administration

        Each executive officer has served for more than five years as an executive officer of the Company or the Bank except for Mr. Freeman. Mr. Freeman served as Senior Vice President and Regional Manager with Bank United in Houston prior to his election as Executive Vice President - General Banking Group in 1995.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and written representations from reporting persons that no Form 5 was required, the Company believes that all reporting was done on a timely basis, except for a Form 4 for T. Michael O'Connor, a director of the Bank, which was filed eight days late.

                                    ITEM 11
                             EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION(1)

OVERVIEW AND COMPENSATION PHILOSOPHY

       The Compensation Committee of the Board of Directors of the Company (the "Committee") is composed of R. J. Hewitt (who serves as the Chairman of the Committee), R. W. Briggs, Jr. and Jack R. Morrison. All three of these members are outside directors, and each has served on the Committee since its formation in 1988.

       This Committee Report is intended to describe in general terms the process the Committee undertakes and the matters it considers in determining the appropriate compensation for the Company's executive officers, including the executive officers that are named in the enclosed Summary Compensation Table (the "Named Executives"). This Report also describes these processes and considerations in more detail with respect to the 1995 compensation of Charles
R. Hrdlicka, the Chairman of the Board, President, and Chief Executive Officer of the Company.

       The Company believes that compensation of its executive officers should reflect and support the Company's strategic goals, the primary goal being the creation of long-term value for the Company's shareholders, consistent with protecting the interests of Victoria's depositors. The Committee believes that these goals are best supported by:

       * Rewarding individuals for outstanding contributions to the Company's success.

       * Compensating its executive officers competitively with the compensation of similarly situated executive officers, in order to attract and retain well-qualified executive officers.

       * More closely aligning the interest of the executive officers with those of the Company's shareholders, consistent with protecting the interests of Victoria's depositors.

-------------------------------


         (1) Notwithstanding filings by the Company with the Securities and Exchange Commission ("SEC") that have incorporated or may incorporate by reference other SEC filings in their entirety, this Compensation Committee Report on Executive Compensation shall not be incorporated by reference into such filings and shall not be deemed to be "filed" with the SEC except as specifically provided otherwise or to the extent required by Item 402 of Regulation S-K.

COMPONENTS OF EXECUTIVE OFFICER COMPENSATION

       The Committee regularly reviews the various components of the Company's executive compensation to ensure that they are consistent with the Company's objectives, as described above. The principal elements of the compensation program for executive officers are explained below:

       BASE SALARY -- The Committee, in determining the appropriate base salaries of its executive officers, generally considers the recent performance of the Company and its long and short term outlook (taking into account general business and industry conditions, among other things), and the roles of the individual executive officers with respect to such performance and outlook. Aspects of the Company's performance that the Committee considers particularly important in setting compensation include earnings, earnings per share, expense control, regulatory compliance, operating efficiency, improved net interest margins, stock price and market share. The Committee also considers the particular executive officer's specific responsibilities, and the performance of such officer and the Company in those areas of responsibility. Also significant in the Committee's deliberations is the level of compensation paid by similarly situated financial institutions.

       During the third quarter of 1994, the Committee, in conjunction with the full Board of Directors, increased the base salaries of Messrs. Jones, Smith, and Sprawka. These increases were in recognition of additional responsibilities assumed by these officers as a result of a Company management reorganization related to the retirement and resignations of three executive officers during 1994.

       In setting 1995 executive officer compensation, the Committee requested that the Chairman of the Board of the Company make recommendations to the Committee regarding the advisability and proposed amount of adjustments to the base salaries for the Company's executive officers (other than the Chairman of the Board), including the Named Executives.

       At the Committee meeting of December 20, 1994, the Committee considered the following in recommending base salary increases for the Company's executive officers, including the Named Executives:

        o The Chairman of the Board's recommendations for base salary increases.

        o The Company's solid performance during 1994 with respect to virtually all of the above-mentioned criteria. The Committee recognized the effect of 1993's nonrecurring items (i.e. the change in the method of accounting for income taxes and the one-time restructuring charge) and the Company's positioning for the future.

       o A study completed during 1993 by a task force of senior officers, which established job grades and compensation ranges for all positions Company-wide. A national consulting firm, Hewitt Associates (not associated with Mr. R. J. Hewitt), was engaged to assist the task force with sources of external information and lend objectivity to the process.

       o Market salary survey data from the Financial Institution Compensation Survey by Watt Company for 1994.

       BONUSES -- Bonuses are based in large part on the same considerations as are applicable to base salary -- i.e., the desire to remain competitive with compensation paid by similarly situated companies, and the desire to recognize and reward, and thereby encourage, good performance by the Company and its executive officers. At its November 30, 1995 meeting, the Committee reviewed the Chairman of the Board's recommendation for 1995 bonuses and the performance of the Company during 1995. Noting the continued solid performance of the Company related to many of the above-mentioned criteria, specifically regulatory compliance, net margins, and improved net interest margins and stock price, the Committee granted bonuses to the executive officers to reflect their contribution to the success of the Company during 1995.

         STOCK OPTION PROGRAM -- The Committee believes that the best way to more closely align the interests of the Company's executive officers with those of its shareholders is to encourage the ownership of stock in the Company by its executive officers. This objective is accomplished in part through the Company's 1991 Stock Option Plan which was approved by the Company's shareholders at the 1992 annual meeting. Pursuant to the 1991 Stock Option Plan, executive officers are eligible to receive stock options from time to time, giving them the right to purchase shares of Common Stock of the Company at a specified price in the future. The Committee determined that in light of the number of stock options granted to the Named Executives in 1993, it recommended the grant of stock options only to newly Named Executive John H. Freeman in 1995.

       OTHER ITEMS -- The Committee also is charged with determining the annual profit threshold that the Company is required to meet before the Company will contribute profit-sharing amounts to the Company's 401(k) Profit Sharing Plan. This Plan is open to participation by all employees of the Company who have been employed by the Company for at least one year, and not just to executive officers. In addition, the Committee has certain responsibilities with respect to the Company's Supplemental Executive Retirement Plan, which is designed to provide to the Company's executive officers benefits that, but for the operation of certain restrictions imposed by ERISA, they would have been entitled to receive pursuant to the Company's qualified defined benefit pension plan (as described herein). At the November 30, 1995 meeting, the Committee determined to limit covered compensation under this Plan to the executive officers' 1996 base salary, effective January 1, 1996.

DISCUSSION OF 1995 COMPENSATION FOR THE CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER

       In determining the appropriate base salary for Mr. Hrdlicka, the Chairman, President and Chief Executive Officer of the Company, the Committee generally undertook the same process and considered the same factors as are described above with respect to executive officers generally.

       At the February 1995 meeting a raise of $25,000 was recommended for 1995 by the Committee. Mr. Hrdlicka has led the Company effectively during a difficult period in the Texas banking industry and through the Company's restructuring. Consequently, the Committee determined it was important to compensate Mr. Hrdlicka in a manner commensurate with his performance in order to encourage his continued service to the Company.

       The Committee awarded Mr. Hrdlicka a bonus of $35,000 at the November 1995 meeting. This bonus recognized the Company's performance during 1995 as described earlier, specifically regulatory compliance and the additional responsibilities Mr. Hrdlicka has performed since he was named President on June 24, 1994.

       Mr. Hrdlicka's Total Cash Compensation (Base Salary and Bonus) in 1995 was between the 50th and 75th percentile of Total Compensation of chief executive officers of financial institutions of similar size to the Company. The Committee believes Mr. Hrdlicka's compensation package is reasonable and competitive by industry standards.

                     MEMBERS OF THE COMPENSATION COMMITTEE
                             R. J. Hewitt, Chairman
                               R. W. Briggs, Jr.
                                Jack R. Morrison

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       Messrs. Hewitt, Briggs and Morrison are the only persons who have served on the Compensation Committee of the Board of Directors at any time during the 1995 fiscal year. No member of the Compensation Committee was, during the 1995 fiscal year, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries or had any relationships with the Company requiring disclosure by the Company under Item 404 of Regulation S-K, except that Mr. Morrison was formerly employed by the Bank as the head of the Trust Division. He retired from the Bank on June 1, 1984, and is currently receiving pension benefits from the Company.

       During the Company's 1995 fiscal year, no executive officer of the Company served as (i) a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Company's Compensation Committee, (ii) a director of another entity, one of whose executive officers served on the Company's Compensation Committee, or (iii) a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

COMPENSATION OF EXECUTIVE OFFICERS

 A summary of the compensation of the Named Executives is provided as follows:

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM
                                        ANNUAL COMPENSATION                    COMPENSATION
                              ----------------------------------------         ------------

        (a)                   (b)      (c)       (d)          (e)                  (f)                     (g)
                                                             Other             Securities
      Name and                                               Annual            Underlying                  All
     Principal                       Salary     Bonus     Compensation           Options                  Other
      Position                Year     ($)       ($)        ($) (1)                (#)               Compensation (2)
--------------------          ----   -------    ------    ------------         ------------          ----------------

Charles R. Hrdlicka           1995   375,000    35,000       26,671                   -0-                 11,602
Chmn. of the Board,           1994   350,000    50,000       30,412                   -0-                 13,862
President and Chief           1993   311,000    40,000       19,085                55,000                 19,296
Executive Officer

David H. Jones                1995   155,000    15,500       10,734                   -0-                 11,602
Exec. Vice President          1994   135,539    20,000        8,299                   -0-                 12,526
                              1993   110,000    15,000        8,076                15,000                 12,716

John H. Freeman, III          1995   150,000    15,000       22,170                10,000                    -0-
Exec. Vice President

Malcolm L. Duke               1995   149,000    10,000       11,020                   -0-                 11,524
Exec. Vice President          1994   143,000    10,000        9,956                   -0-                 13,215
                              1993   137,000    10,000        9,773                12,000                 15,838

Gregory Sprawka               1995   130,000    13,000        9,708                   -0-                 10,054
Exec. Vice Pres.,             1994   116,875    10,000        5,820                   -0-                 10,801
Chf. Fin. Ofcr. and           1993   100,000    10,000        5,912                10,000                 11,561
Secretary-Treasurer

J. Dugan Smith                1995   130,000    13,000        7,488                   -0-                 10,055
Exec. Vice President          1994   114,154    10,000        7,529                   -0-                 10,277
                              1993   100,000    10,000        6,573                10,000                 11,561

(1) These amounts represent the cost of group life insurance coverage in excess of $50,000 and club dues. In addition, these amounts include the non-business portion of car allowance paid in 1995 which was $5,197, $7,077, $5,527, $8,181, $7,485 and $6,981 for Messrs. Hrdlicka, Jones,
        Freeman, Duke, Sprawka and Smith, respectively. Also, these amounts include $16,228 and $360 paid to Mr. Hrdlicka and Mr. Jones, respectively, pursuant to the decision by the Company to pay highly compensated executive officers in cash their portion of the Company's 40l(k) Profit Sharing contributions which could not be deferred because of restrictions imposed by the Employee Retirement Income Security Act ("ERISA"). Also $11,400 was paid to Mr. Freeman for relocation expenses.

(2) Includes the Company's contribution to the 401(k) profit-sharing defined contribution plan (described below) for profits and 25% match to participants' contribution.



        The following table shows options granted to Named Executives for fiscal year 1995 and the potential value at their expiration date (10 years), assuming annual increases of 5% and 10%, respectively.

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                                                                                                       Potential Realizable
                                     Number of          Percent of                                       Value at Assumed
                                     Securities        Total Options                                 Stock Price Appreciation
                                     Underlying         Granted to        Exercise                      for Option Terms
                                      Options          Employees in        Price       Expiration    ------------------------
       Name                           Granted           Fiscal Year     (per share)       Date            5%         10%
       ----                          ----------        ------------     -----------    ----------    ------------------------
                                       (#)                 (%)              ($)                          ($)         ($)
                                                                                                     ------------------------
 John H. Freeman, III                  10,000             35.7            22.125        01/03/05       139,100      352,600


              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                              FY-END OPTION VALUES

        (a)                 (b)           (c)                      (d)                                (e)
                                                           Number of Securities
                                                         Underlying Unexercised           Value of Unexercised In-the-
                                                       Options Held at FY-End (#)         Money Options at FY-End ($)
                                                       ---------------------------        ----------------------------
                          Shares
                         Acquired         Value
       Name             On Exercise      Realized      Exercisable   Unexercisable        Exercisable   Unexercisable
       ----             -----------      --------      -----------   -------------        -----------   -------------
                             #              $

Charles R. Hrdlicka     24,279 (1)       567,521          -0-          55,000 (2)             -0-         426,250 (2)

David H. Jones             -0-               -0-          -0-          15,000 (2)             -0-         116,250 (2)

John H. Freeman, III       -0-               -0-          -0-          10,000 (3)             -0-         123,750 (3)

Malcolm L. Duke          3,400 (1)        72,675        8,693 (1)      12,000 (2)         206,459 (1)      93,000 (2)

Gregory Sprawka          4,419 (1)        71,805          -0-          10,000 (2)             -0-          77,500 (2)

J. Dugan Smith           4,419 (1)        94,456          -0-          10,000 (2)             -0-          77,500 (2)

(1) Options were issued June 18, 1991 and vested on June 18, 1994. The exercise price of each of the options is $10.75.
(2) Options were issued November 24, 1993 and vest on November 24, 1996. The exercise price of each of the options is $26.75.
(3)     See "Options Granted in Last Fiscal Year."

401(k) PROFIT SHARING DEFINED CONTRIBUTION PLAN

         For many years the Company maintained a profit sharing plan in which substantially all of the employees of the Company and its subsidiaries were eligible to participate upon completion of one year of employment. The Company adopted a Section 401(k) defined contribution plan effective January 1, 1987, for the benefit of employees of the Company and its subsidiaries who elect to participate. Effective January 1, 1990, the profit sharing and 401(k) plans were merged into a single plan and will be referred to as the "401(k) profit sharing plan" or the "plan".

         The plan provides for the making of contributions by the Company from its current and accumulated earnings in such amount as is determined by the Company. Such Company contributions are allocated to participating employees on the basis of covered compensation. Generally, covered compensation is all compensation paid to an employee for services rendered, including overtime and 401(k) salary reductions but excluding bonuses and commissions. During 1994, the plan was amended to include all compensation, including bonuses and commissions, for non-highly-compensated employees as defined by the Internal Revenue Service up to the current dollar threshold established by the Internal Revenue Service. The 1995 limit was $66,000.

         Employees may elect to (i) reduce their covered compensation by an amount equal to from one percent to fifteen percent thereof, and (ii) have the Company contribute such amount to the plan as salary deferral contributions on behalf of the employee. The Company provides supplemental contributions to the plan on behalf of the participant equal to a maximum of 25% of the first 5% of the salary deferral contributions made on his behalf, such percentage to be determined annually by the Board.

         A participant's right to salary deferral contributions made on his behalf is fully vested at all times. Employee contributions which were made to the profit sharing plan in prior years became vested immediately upon contribution. Employer contributions vest in annual increments of 20%, beginning upon the completion of three years of active service, or if earlier, upon death, retirement, attainment of age 65 or disability. Generally, amounts may not be withdrawn from the plan by a participant until death, total disability, termination of employment or retirement. The plan was amended in 1995 to provide for vesting of all participants upon change of control.

PENSION PLAN

         For many years, the Company and its participating subsidiaries have maintained a qualified defined benefit pension plan in which all regular employees participate. The full expense of the pension plan is borne by the Company and its subsidiaries. The aggregate contribution which the Company and its subsidiaries elected to contribute to the pension plan for 1994 was 5.0% of the covered compensation of plan participants. Covered compensation is the compensation of plan participants for the prior fiscal year, including base salary, overtime, and salary reductions contributed to the 401(k) plan, but excluding bonuses and commissions. During 1994, the plan was amended to include all compensation, including bonuses and commissions for non-highly-compensated employees as defined by the Internal Revenue Service up to the current dollar threshold established by the Internal Revenue Service. The 1995 limit was $66,000.

         Benefits payable under the qualified pension plan become vested upon the completion of five years of accredited service or upon reaching age 62, whichever first occurs. The amount of benefit payable is based upon a participant's age, years of accredited service and compensation. Effective January 1, 1989, the plan's benefit formula was amended to comply with the Tax Reform Act of 1986 (the "1986 Act"). Upon termination or retirement, a participant will be entitled to the greater of the benefit computed based upon
(i) a formula based on accredited service and final average compensation and
(ii) a formula based on accredited service, final average compensation as of December 31, 1988, and career average compensation on and after January 1, 1989.

         The Company established a nonqualified deferred compensation plan for highly compensated executives. Pursuant to such plan, pension benefit shortfalls under the qualified pension plan resulting from the Internal Revenue Code Section 415 limitation on maximum annual benefits, the Section 401(a)(17) limitation on annual compensation and the Section 401(1) provisions on permitted integration are generally restored to pre-1986 Act levels. Benefit eligibility conditions and payment forms are identical to those contained in the qualified pension plan. The plan was amended effective January 1, 1994 to provide for a pension benefit equal to 2% of the latest annual salary up to a maximum of 20 years of service. This is reduced by the benefits received from the qualified pension plan. Additionally, upon change in control the plan terminates all participants will be vested in their accrued plan benefits, and the plan will be liquidated. The amount set aside for the plan for the year 1995 was $200,000 for all participants in the plan (22 persons including the executive officers of the Company). Also, voluntary deferral of salary and bonuses by the participants in the plan will be allowed. The plan was amended during 1995 to terminate the deferral of salary and bonus portions of the plan.

         The following table sets forth, on a straight life annuity basis, estimated annual retirement benefits payable in aggregate under the qualified and nonqualified pension plans to persons in specified compensation and years-of-service categories. Computation of the estimated annual pension benefit is based on the Social Security law in effect at January 1, 1994, and assumes the employee retires at age 65 (the normal retirement age under the plan) in 2005. As Social Security benefits increase, the amounts shown in the table will decrease.

           Assumed                                                  Years of Service
            Final                                -------------------------------------------------------
           Average                                                                               Thirty
         Compensation                              Ten                   Twenty                  Or More
         ------------                            -------                --------                --------
          $ 50,000  . . . . . . . . . . . . .    $10,000                $ 20,000                $ 20,000
            75,000  . . . . . . . . . . . . .     15,000                  30,000                  30,000
           100,000  . . . . . . . . . . . . .     20,000                  40,000                  40,000
           150,000  . . . . . . . . . . . . .     30,000                  60,000                  60,000
           250,000  . . . . . . . . . . . . .     50,000                 100,000                 100,000
           350,000  . . . . . . . . . . . . .     70,000                 140,000                 140,000

     As of December 31, 1995, the following executive officers had the following years of accredited service under the pension plans: Mr. Hrdlicka--9; Mr. Duke--8; Mr. Jones--5; Mr. Freeman--0; Mr. Smith--8; and Mr. Sprawka--8.

EXECUTIVE RETENTION/SEVERANCE AGREEMENTS

      On September 5, 1995, the Company entered into executive retention/severance agreements with its six executive officers including Messrs. Charles R. Hrdlicka, Chairman and Chief Executive Officer; David Jones, Executive Vice President - Trust and Investments; John H. Freeman III, Executive Vice President - General Banking; Malcolm Duke, executive Vice President - Operations and Administration; Dugan Smith, Executive Vice President - Credit Administration; and Gregory Sprawka, Executive Vice President and Chief Financial Officer - Finance and Treasury. The executive retention/severance agreements are intended to reward the officers for continued service to the Company, including continued cooperation and effort to accommodate and facilitate a change in corporate control of the Company. In consideration for this continued cooperation and effort to accommodate a change of control, the agreements provide for the payment of a cash bonus in an amount equal to one-half the officer's base compensation and severance benefits in the event of an involuntary termination of employment other than by reason of death, disability, or for cause as such terms are defined in the executive retention/severance agreements, or termination of employment by the officer for good cause as such term is defined in the executive retention/severance agreements. Upon any such termination of employment, in addition to compensation benefits already earned, the officer will be entitled to receive two times the officer's annual base pay as of the Effective Time. No such payments, however, can exceed the amount deductible for income tax purposes under the Code.

         Upon a change of control, the bonuses due Messrs. Hrdlicka, Jones, Duke, Freeman, Smith, and Sprawka will be $187,500, $81,375, $77,500, $78,500,
$68,600, and $68,500, respectively. If pursuant to the provisions described above, severance payments are required to be made to Messrs. Hrdlicka, Jones, Duke, Freeman, Smith, and Sprawka, the amounts of such payments will be $750,000, $325,000, $310,000, $314,000, $274,000, and $274,000, respectively.

OTHER EMPLOYEE BENEFITS

         The Company provides a group health insurance plan, a flexible benefit plan (Section 125 Plan) along with the normal vacation and sick pay benefits.

TOTAL INVESTMENT RETURNS TO SHAREHOLDERS

         The chart shown below depicts the total return to shareholders during the period beginning December 31, 1989, and ending December 31, 1995, and compares these returns against two indices. The definition of total return includes appreciation in market value of the stock as well as the actual cash dividends paid to shareholders. The comparative indices utilized are the Standard & Poor's Composite -- 500 Stock Index, which is a broad nationally recognized index of stock performance, and the NASDAQ Bank Stock
Index, which includes all companies listed on NASDAQ having the industry classification of banks. The chart assumes that the value of the investment in the Company's Common Stock and in each of the two indices was $100 on December 31, 1990, and that all dividends were reinvested.


                                     Nasdaq Bank
                                     Stock Index                   S&P 500                    Victoria
                                     -----------                ------------                  --------

1990                                   100.00                      100.00                      100.00
1991                                   164.09                      130.47                      200.00
1992                                   238.85                      140.41                      378.40
1993                                   272.39                      154.56                      433.02
1994                                   271.52                      156.60                      351.82
1995                                   404.35                      215.45                      573.97

                                    ITEM 12
                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

         As of March 22, 1996, the number of shares and percentage of Company stock beneficially owned by each of the directors of the Company are set forth on page 76. As of March 22, 1996, the number of shares and percentage of Company stock beneficially owned by each of the Named Executives and the directors and executive officers of the Company as a group are listed below.

                                                                                                  Percent
                  Name                                                                              of
          of Beneficial Owner                            No. of Shares                             Class
         ---------------------                           -------------                            -------
         Charles R. Hrdlicka                                  3,917                                  *

         David H. Jones                                       1,002                                  *

         John H. Freeman                                        -0-                                  *

         Malcolm L. Duke                                          3                                  *

         Gregory Sprawka                                        -0-                                  *

         J. Dugan Smith                                           3                                  *

         Directors and Executive
         Officers as a Group
         (15 persons)                                     3,223,935                               38.73%

_______________
*  Less than 1%.

PRINCIPAL HOLDERS OF SECURITIES

         As of March 15, 1996, the following persons were known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock, the only class of voting securities outstanding:

                                                         No. of Shares                            Percent
           Name and Address                              and Nature of                              of
         of Beneficial Owner                          Beneficial Ownership                         Class
         --------------------                         --------------------                        -------
         Dennis O'Connor                                  663,791 (1)                              7.97%
           One O'Connor Plaza
           Victoria, Texas

         Tom O'Connor, Jr.                                964,968 (1)                             11.59%
           One O'Connor Plaza
           Victoria, Texas

         D. H. Braman, Jr.                                613,299 (1)                              7.36%
           One O'Connor Plaza
           Victoria, Texas

_______________
(1)      See "Directors" for further information.


                                    ITEM 13
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Some of the Company's officers and directors and members of their families are, as they have been in the past, customers of the Bank, and some of the Company's officers and directors, and members of their families, are directors, officers, or principals in entities which are, as they have been in the past, customers of the Bank. As such customers, they have had transactions in the ordinary course of business with the Bank, including borrowings, all of which were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank.

          The Bank leases office space from Plaza Associates, a Texas general partnership, the owner of the twelve-story One O'Connor Plaza office building and the land on which it is located in Victoria, Texas. The principal general partners of Plaza Associates are two children of D. H. Braman, Jr., five grandchildren of Tom O'Connor, Jr. and three trusts for the benefit of two grandchildren of Tom O'Connor, Jr. and one child of D. H. Braman, Jr. D. H. Braman, Jr. and Ralph R. Gilster, III serve as trustees for certain of these trusts. See "Directors and Executive Officers of Registrant" and "Principal Holders of Securities" for information regarding the relationships of Messrs. Braman and Gilster to the Company. The Bank's lease on One O'Connor Plaza covers the entire office building. The lease commenced in 1985, is a long-term triple net lease with a primary term of 25 years and six renewal terms of five years each, exercisable at the option of the Bank, with annual rentals of $2,540,208 during the first 15 years and $2,989,580 during the next ten years and rentals for renewal terms at fair market value. The Bank has an option at the end of the primary term and each renewal term to purchase the property at its fair market value.

         Approximately 21% of the space in One O'Connor Plaza is subleased by the Bank to a partnership, of which Dennis O'Connor, Tom O'Connor, Jr. and D.
H. Braman, Jr. are partners, under a sublease with a three-year term commencing in August 1, 1985 with an option for 17 additional months, and annual rentals of $770,742, subject to adjustment based upon the actual costs of operating the building.

         Approximately 3% of the space in 120 Main Place, Victoria, Texas, owned by the Bank, is leased to The Fordyce Company, of which R. W. Briggs, Jr. is Chairman, at an annual rental of $58,762, which expires in 1997.

          The firm of Anderson, Smith, Null, Stofer & Murphree ("ASNS&M"), of which Munson Smith is a partner, received $236,372 for legal services rendered to the Company and its subsidiaries during the year ended December 31, 1995. ASNS&M also subleases approximately 6% of One O'Connor Plaza from the Bank. The sublease, effective February 1, 1995 and expiring January 31, 1997 with three one-year options to renew, calls for annual lease payments of $151,739, subject to adjustments based on actual cost.

                                    ITEM 14
                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 10-K

(a)1.   Financial Statements are provided on pages 49 through 74 herein.

2.      Financial Statement Schedules

             All financial statement schedules have been omitted because the information is either not applicable or presented in the related financial statements.

3.      Exhibits

           2.1   -   Agreement and Plan of Merger between the Company, Norwest
                     Corporation and Norwest Sub Corporation dated November 12,
                     1995 (incorporated by reference to Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 [File No. 0-8037]).

           3.1   -   Restated Articles of Incorporation of the Company
                     (incorporated by reference to Exhibit 3.1 to the Company's
                     Annual Report on Form 10-K for the year ended December 31,
                     1994 [File No. 0-8037]).

         **3.2   -   Amended and Restated Bylaws of the Company adopted April
                     18, 1995.

          10.1   -   Dividend Reinvestment and Stock Purchase Plan of the
                     Company (incorporated by reference to the Prospectus included in the Registration Statement of the Company on Form S-3 filed with the Commission on September 5, 1985
                     [File No. 33-00091]).

        **10.2   -   Lease Agreement, dated July 18, 1995, between Victoria
                     Bank & Trust Company and the Estate of Thos. O'Connor.

          10.3   -   Purchase and Sale Agreement, dated as of December 21,
                     1984, between Victoria Bank & Trust Company and Plaza
                     Associates (incorporated by reference to Exhibit 10(d) to the Registration Statement of the Company on Form S-15 filed with the Commission on January 25, 1985 [File No.
                     2-95482]).

          10.4   -   Lease Agreement, effective November 1, 1992, between
                     Victoria Bank & Trust Company and The Fordyce Company
                     (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended
                     December 31, 1992 [File No. 0-8037]).

        **10.5   -   Lease Agreement, dated February 1, 1995, between Victoria
                     Bank & Trust Company and Anderson, Smith, Null, Stofer &
                     Murphee, LLP.

        **10.6   -   Amended and Restated Nonqualified Deferred Compensation
                     Plan of the Company, effective December 19, 1995.*

          10.7   -   Trust agreement by and between Victoria Bankshares, Inc.,
                     and Victoria Bank & Trust Company effective January 1,
                     1994 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended
                     December 31, 1994 [File No. 0-8037]).

          10.8   -   Stock Option Plan of the Company (incorporated by
                     reference to Exhibit 20 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 [File No.
                     0-8037]).*

        **10.9   -   Form of Executive Retention/Severance Agreement entered
                     into on September 5, 1995, with Messrs.  Hrdlicka, Jones,
                     Freeman, Duke, Sprawka, and Smith.*

        **21     -   List of Subsidiaries of the Company as of March 22, 1996.

        **23.1   -   Consent of Independent Public Accountants - Arthur
                     Andersen LLP.

        **27     -   Financial Data Schedule

____________________
 *Management contract or compensatory plan or arrangement.
**Filed herewith.

(b) Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VICTORIA BANKSHARES, INC.



                                        By:   /s/ Gregory Sprawka
                                            -------------------------------
                                                  Gregory Sprawka
                                                  Executive Vice
                                                  President and Chief Financial
                                                  Officer and
                                                  Secretary-Treasurer


DATE:  March 29, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                                    Title                                          Date
     ---------                                    -----                                          ----
                                                                                          *
                                                                                          *
                                                                                          *
  /s/ Charles R. Hrdlicka                      Chairman of the Board and                  *
-----------------------------                    Chief Executive Officer                  *
   (Charles R. Hrdlicka)                         and Director (Principal                  *
                                                 Executive Officer)                       *
                                                                                          *
                                                                                          *
                                                                                          *
  /s/ Gregory Sprawka                          Executive Vice President and               *  March 29, 1996
-----------------------------                    Chief Financial Officer,                 *
      (Gregory Sprawka)                          Secretary-Treasurer                      *
                                                 (Principal Financial and                 *
                                                 Accounting Officer)                      *
                                                                                          *
                                                                                          *


     Signature                                 Title                                      Date
     ---------                                 -----                                      ----
 /s/ D. H. Braman, Jr.                         Director                                   *
-----------------------------                                                             *
    (D. H. Braman, Jr.)                                                                   *
                                                                                          *
                                                                                          *
 /s/ R. W. Briggs, Jr.                         Director                                   *
-----------------------------                                                             *
    (R. W. Briggs, Jr.)                                                                   *
                                                                                          *
                                                                                          *
 /s/ Edwin W. Dentler                          Director                                   *
-----------------------------                                                             *
    (Edwin W. Dentler)                                                                    *
                                                                                          *
                                                                                          *
 /s/ R. J. Hewitt                              Director                                   *
-----------------------------                                                             *
    (R. J. Hewitt)                                                                        *
                                                                                          *
                                                                                          *
                                               Director                                   *
------------------------------                                                            *
   (Ralph R. Gilster, III)                                                                *
                                                                                          *
                                                                                          *
 /s/ Jack R. Morrison                          Director                                   * March 29, 1996
-----------------------------                                                             *
    (Jack R. Morrison)                                                                    *
                                                                                          *
                                                                                          *
                                               Director                                   *
-----------------------------                                                             *
    (Dennis O'Connor)                                                                     *
                                                                                          *
                                                                                          *
 /s/  Tom O'Connor, Jr.                        Director                                   *
-----------------------------                                                             *
    (Tom O'Connor, Jr.)                                                                   *
                                                                                          *
                                                                                          *
  /s/ Munson Smith                             Director                                   *
-----------------------------                                                             *
     (Munson Smith)                                                                       *
                                                                                          *

                               INDEX TO EXHIBITS

    2.1      -    Agreement and Plan of Merger between the Company, Norwest
                  Corporation and Norwest Sub Corporation dated November 12,
                  1995 (incorporated by reference to Exhibit 2 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1995 [File No. 0-8037]).

    3.1      -    Restated Articles of Incorporation of the Company
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1994 [File No. 0-8037]).

  **3.2      -    Amended and Restated Bylaws of the Company adopted April 18,
                  1995.

   10.1      -    Dividend Reinvestment and Stock Purchase Plan of the Company
                  (incorporated by reference to the Prospectus included in the Registration Statement of the Company on Form S-3 filed with the Commission on September 5, 1985 [File No. 33-00091]).

 **10.2      -    Lease Agreement, dated July 18, 1995, between Victoria Bank &
                  Trust Company and the Estate of Thos. O'Connor.

   10.3      -    Purchase and Sale Agreement, dated as of December 21, 1984, between Victoria Bank & Trust Company and Plaza Associates
                  (incorporated by reference to Exhibit 10(d) to the Registration Statement of the Company on Form S-15 filed with the Commission on January 25, 1985 [File No. 2-95482]).

   10.4      -    Lease Agreement, effective November 1, 1992, between Victoria
                  Bank & Trust Company and The Fordyce Company (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 [File No.
                  0-8037]).

 **10.5      -    Lease Agreement, dated February 1, 1995, between Victoria
                  Bank & Trust Company and Anderson, Smith, Null, Stofer, and
                  Murphee, LLP.

 **10.6      -    Amended and Restated Nonqualified Deferred Compensation plan of the Company effective December 19, 1995.*

   10.7      -    Trust agreement by and between Victoria Bankshares, Inc., and
                  Victoria Bank & Trust Company, effective January 1, 1994
                  (incorporated by reference to Exhibit 10.6 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  1994 [File No. 0-8037]).

   10.8      -    Stock Option Plan of the Company (incorporated by reference to
                  Exhibit 20 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 [File No. 0-8037]).*

 **10.9      -    Form of Executive Retention/Severance Agreement entered into on September 5, 1995, with Messrs. Hrdlicka, Jones, Freeman,
                  Duke, Sprawka, and Smith.*

   **21      -    List of Subsidiaries of the Company as of March 22, 1996.

 **23.1      -    Consent of Independent Public Accountants - Arthur Andersen
                  LLP.

   **27      -    Financial Data Schedule

____________________
 *Management contract or compensatory plan or arrangement.
**Filed herewith.